Form 10-Q
period 2002-09-30
SOUTHWEST SHOPPING CENTERS CO II LLC
filed 2002-12-23
CIK 1172889

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  Commission File Number 333-88144
September 30, 2002

                    Southwest Shopping Centers Co. II, L.L.C.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     34-1841345
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     125 Park Avenue, 14th Floor
         New York, New York                              10017
----------------------------------------          ---------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number,including area code:    (212) 949-1373

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]       No[ ]
================================================================================

               Total number of pages contained in this report:    40

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST SHOPPING CENTERS CO. II, L.L.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,
                                                                            2002                 DECEMBER 31,
                                                                         (UNAUDITED)                2001
                                                                       ---------------          --------------
(In thousands)
ASSETS
Real estate, at cost:
   Land                                                                $         5,816          $        5,816
   Building and improvements                                                    58,990                  58,744
   Accumulated depreciation and amortization                                    (7,863)                 (6,689)
                                                                       ---------------          --------------
                                                                                56,943                  57,871

Cash and cash equivalents                                                           39                     782
Restricted cash                                                                    494                     883
Debt issue costs, net of accumulated amortization of
  $82 and $56, respectively                                                        256                     282
Accounts receivable and other, net of allowance for
  doubtful accounts of $132 and $134, respectively                                  87                     203
                                                                       ---------------          --------------
                          Total assets                                 $        57,819          $       60,021
                                                                       ===============          ==============
LIABILITIES AND MEMBER'S EQUITY
   Accounts payable and accrued expenses                               $           976          $        1,522
   Mortgage loan payable                                                        41,850                  42,078
                                                                       ---------------          --------------
                         Total liabilities                                      42,826                  43,600

                Contingency

                Member's equity                                                 14,993                  16,421
                                                                       ---------------          --------------

                         Total liabilities and member's equity         $        57,819          $       60,021
                                                                       ===============          ==============

           See notes to consolidated financial statements (unaudited).

SOUTHWEST SHOPPING CENTERS CO. II, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                          2002          2001                 2002           2001
                                                      ------------  ------------         ------------   ------------
(In thousands)
Revenues
     Base rent                                        $     1,683   $     1,607          $     5,102    $     4,828
     Percentage rent                                            1             -                   21              -
     Tenant recoveries                                        767           724                2,338          2,195
     Utility reimbursements                                   284           275                  851            850
     Other income                                             199           155                  512            437
     Interest income                                            -             -                    -             42
                                                      -----------   -----------          -----------    -----------
                   Total revenues                           2,934         2,761                8,824          8,352
                                                      -----------   -----------          -----------    -----------

Expenses
     Operating expenses                                       863           806                2,116          2,045
     Administrative                                           232           322                  865          1,254
     Real estate taxes                                        202           199                  619            616
     Insurance                                                 23            19                   73             49
     Mortgage interest                                        930           937                2,766          2,784
     Depreciation and amortization                            398           405                1,209          1,208
     Management fees                                           87            82                  262            255
     Bad debt                                                   -            29                   43             85
                                                      -----------   -----------          -----------    -----------

                   Total expenses                           2,735         2,799                7,953          8,296
                                                      -----------   -----------          -----------    -----------

                   Net income (loss)                  $       199   $       (38)         $       871    $        56
                                                      ===========   ===========          ===========    ===========

           See notes to consolidated financial statements (unaudited).

SOUTHWEST SHOPPING CENTERS CO. II, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               NINE MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                          2002              2001
                                                                                       -----------      -----------
(In thousands)
Cash provided by operating activities:
     Net income                                                                        $      871       $       56
     Adjustments to reconcile net income
        to net cash provided by operating activities
         Depreciation and amortization                                                      1,209            1,208
         Decrease in accounts receivable and other                                            116              432
         Decrease in accounts payable and accrued expenses                                   (546)            (242)
         Decrease in restricted cash                                                          389              113
                                                                                       ----------       ----------
                Net cash provided by operating activities                                   2,039            1,567
                                                                                       ----------       ----------

Cash used for investing activities:
     Investments in building and improvements                                                (255)             (97)
                                                                                       ----------       ----------
                 Net cash used for investing activities                                      (255)             (97)
                                                                                       ----------       ----------

Cash used for financing activities:
     Repayment of mortgage loans - principal payments                                        (228)            (209)
     Distributions to member                                                               (2,299)          (3,093)
                                                                                       ----------       ----------
                 Net cash used for financing activities                                    (2,527)          (3,302)
                                                                                       ----------       ----------
         Decrease in cash and cash equivalents                                               (743)          (1,832)
Cash and cash equivalents at beginning of period                                              782            2,103
                                                                                       ----------       ----------
Cash and cash equivalents at end of period                                             $       39       $      271
                                                                                       ==========       ==========

Supplemental Disclosure of Cash Flow Information
         Interest paid                                                                 $    2,766       $    2,784
                                                                                       ==========       ==========

         See notes to consolidated financial statements (unaudited).

Notes To Consolidated Financial Statements

General

         The accompanying financial statements represent the consolidated results of the Registrant, Southwest Shopping Centers Co. II, L.L.C. and subsidiaries ("Southwest Shopping Centers").

         The consolidated financial statements included herein have been prepared by Southwest Shopping Centers, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Southwest Shopping Centers believes that the disclosures contained herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the December 31, 2001 consolidated financial statements and the notes thereto included in Southwest Shopping Centers's registration statement on Form S-4, as amended, presented under financial statements on page F-1.

           The consolidated financial statements reflect, in the opinion of Southwest Shopping Centers, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied.

 Accounting Policies

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement had no impact on Southwest Shopping Centers's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. The adoption of this statement had no impact on Southwest Shopping Centers's consolidated liquidity, financial position or result of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. Southwest Shopping Centers intends to adopt SFAS No. 145 as of January 1, 2003.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, management cannot determine the potential effects that adoption of SFAS No. 146 will have on Southwest Shopping Centers's consolidated financial statements.

Significant Tenants

         The anchor department store at Park Plaza Mall (the "Mall") owns its own facilities and has an agreement with a subsidiary of Southwest Shopping Centers that contains an operating covenant requiring it to operate these facilities continuously as a retail department store until July 2003. There is no rental revenue from the anchor department store. However, if the anchor department store at the Mall does not renew its operating agreement in July 2003, the majority of tenants at the Mall can terminate their lease without incurring a substantive penalty.

        One tenant represented approximately 12% of the total revenue for each of the three and nine months ended September 30, 2002 and 2001. The tenant's lease expires in April 2005.

Proposed Merger

         On February 13, 2002, our parent company, First Union Real Estate Equity and Mortgage Investments ("First Union"), entered into a definitive agreement of merger and contribution with, among others, Gotham Partners, L.P., a shareholder of First Union that is controlled by affiliates of William A. Ackman, then Chairman of the Board of Trustees of First Union, and Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, L.P., pursuant to which First Union agreed to merge with and into Gotham Golf. The parties subsequently adopted Amendment No. 1 to the merger agreement on April 24, 2002, Amendment No. 2 to the merger agreement on September 24, 2002 and Amendment No. 3 to the merger agreement on October 24, 2002. If consummated, the proposed transaction would result in First Union's common shareholders receiving as merger consideration for each common share:

-    $1.98 in cash;

- a choice of (a) an additional $0.35 in cash or (b) approximately 1/174th (0.0057461) of a debt instrument (the "Notes") to be issued by Southwest Shopping Centers, with a face value of $100 (which is an effective price of $60.91 per face value of $100), indirectly secured by First Union's principal real estate assets; and

- three-fiftieths (0.06) of a non-transferable uncertificated subscription right, with each whole right exercisable to purchase one Gotham Golf common share at $20.00 per share and, subject to availability and pro ration, additional Gotham Golf common shares at $20.00 per share, for up to an aggregate of approximately $41 million of Gotham Golf common shares.

         Each Note issued by Southwest Shopping Centers will have a face amount of $100, which is equivalent to approximately $0.575 per share, and will bear interest at 11% per annum on its face amount. The Notes will be secured by a pledge of two underlying loans: (1) an approximate $3.5 million first leasehold mortgage on the Circle Tower office building in Indianapolis, Indiana and (2) an approximate $16.5 million mezzanine loan on the Park Plaza Mall in Little Rock, Arkansas. Holders of Notes will receive a pass-through of the economic attributes of the two underlying loans.

         Shareholders who receive their proportionate share of the Notes in the transaction will have the right to require Southwest Shopping Centers to redeem them on the 90th day after the effective time of the merger for $0.35 in cash for every approximately 1/174th of a Note received as merger consideration. Gotham Partners has agreed to purchase from Southwest Shopping Centers any redeemed Notes for the same redemption price paid to the shareholders.

         On May 13, 2002, Gotham Golf and Southwest Shopping Centers filed a Registration Statement on Form S-4 containing preliminary proxy materials. The Registration Statement, as amended on July 18, 2002, August 26, 2002, September 27, 2002 and October 31, 2002, was declared effective by the Securities and Exchange Commission on November 1, 2002. First Union filed additional materials on Schedule 13E-3 on May 13, 2002, as amended by Schedules 13E-3/A filed on July 18, 2002, August 26, 2002, September 27, 2002, and October 31, 2002. On November 1, 2002, First Union announced that a special meeting of the common shareholders would be held on November 25, 2002 for the purpose of approving the merger.

         On November 15, 2002, the plaintiff in the preferred shareholder litigation filed with the New York Supreme Court for New York County an Order to Show Cause why the transaction should not be enjoined. Southwest Shopping Centers is not a named party in the litigation. The court held a hearing on that issue on November 20. On November 21, 2002, the court issued an order denying the defendant's motion to dismiss the complaint and granting motions for preliminary injunction and expedited discovery in connection with the proposed merger. The court also set a hearing for November 26, 2002 to determine whether to grant further relief to plaintiff with respect to the proposed transaction. An evidentiary hearing was held on November 26, 27 and December 2, 2002 with respect to this matter. Thereafter, the court issued an order dated December 6, 2002, reaffirming its preliminary injunction barring the proposed merger of First Union with and into Gotham Golf. The court's order extended indefinitely the preliminary injunction previously granted with respect to the proposed merger transaction and directed the parties to the lawsuit to attend a preliminary conference on December 16, 2002 for the purpose of scheduling discovery. On December 10, 2002, First Union filed a notice of appeal and began pursuit of its appeal of the court's order barring the transaction in the Appellate Division of the New York Supreme Court. No assurance can be given that the injunction will be lifted and the transaction consummated. In the event the merger transaction is not consummated, the Notes will not be issued.

Contingency - Park Plaza Mall

        Two Dillard's department stores are the anchor stores at Park Plaza Mall. Dillard's owns its facilities in Park Plaza Mall and has a Construction, Operation and Reciprocal Easement Agreement with First Union that contains an operating covenant requiring Dillard's to operate these facilities continuously as retail department stores until July 2003. Dillard's and its partner, Simon Property Group, own a parcel of land of nearly 100 acres in the western part of Little Rock, Arkansas and have announced, at various times over the last several years, their intention to build in this new location. During the first quarter of 2001, the Little Rock board of directors approved a change in zoning that would allow the construction of an approximately 1.3 million square foot regional enclosed mall on this site. The zoning on this site reverted to its prior status as a residential use property pursuant to a court order in 2002; however, the proponents of the regional enclosed mall have filed a notice of appeal of this ruling in the Supreme Court of Arkansas and a briefing schedule has been set by the court for the appeal, with final briefs due in March 2003 prior to oral argument, as yet unscheduled. A final decision is not expected for several months. No assurance can be given as to the final outcome of the litigation.

         In the event that a large-scale retail facility is built on this site, Dillard's may decline to extend or renew its operating covenant and cease operating its stores at Park Plaza Mall. In the event Dillard's closes one or both of its stores at Park Plaza Mall, it is unlikely that it would sell or lease its two stores to comparable anchor tenants. Accordingly, the value of Park Plaza Mall would be materially and adversely affected due to the decline in traffic and sales volume at Park Plaza Mall, and the likely departure of many of the tenants pursuant to early termination provisions of their leases that may be triggered by the closure of one or both of the anchor stores. The Park Plaza Mall property is financed by a mortgage loan. The loss of an anchor tenant or a significant number of other mall tenants would most likely result in an event of default under this mortgage.

         Regardless of whether the proposed new mall is built at the site in question, under the terms of the operating covenant, Dillard's has no obligation to maintain its operations at Park Plaza Mall beyond July 2003. Dillard's is actively pursuing a number of alternative locations for an additional store in this market. Dillard's has been approached to extend the operating covenant at the Park Plaza Mall; however, to date, it has declined to do so. If Dillard's does not maintain its presence as an anchor store at Park Plaza Mall, the Park Plaza Mall would experience a loss of revenue and likely an event of default under the mortgage, thereby causing the value of the Park Plaza Mall to be materially and adversely affected. In such circumstances, there would be an impairment of the value of the property and a loss could be recognized. There can be no assurance that Dillard's will extend or renew its operating covenant on terms acceptable to First Union.

Related Party Transactions

        Beginning January 1, 2000, First Union outsourced all management and leasing activities to independent third party providers. Southwest Shopping Centers was allocated $12,000 per month by First Union beginning January 1, 2000, as reimbursement for asset management services.

        During the nine months ended September 30, 2002 Southwest Shopping Centers transferred $2.3 million to First Union, which is presented as a distribution to member and a reduction of member's equity in the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Proposed Transaction

         On February 13, 2002, our parent company, First Union, entered into a definitive agreement of merger and contribution with, among others, Gotham Partners, L.P., a shareholder of First Union that is controlled by affiliates of William A. Ackman, then Chairman of the Board of Trustees of First Union, and Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, L.P., pursuant to which First Union agreed to merge with and into Gotham Golf. The parties subsequently adopted Amendment No. 1 to the merger agreement on April 24, 2002, Amendment No. 2 to the merger agreement on September 24, 2002 and Amendment No. 3 to the merger agreement on October 24, 2002. If consummated, the proposed transaction would result in First Union's common shareholders receiving as merger consideration for each common share:

-    $1.98 in cash;

- a choice of (a) an additional $0.35 in cash or (b) approximately 1/174th (0.0057461) of a debt instrument (the "Notes") to be issued by Southwest Shopping Centers, with a face value of $100 (which is an effective price of $60.91 per face value of $100), indirectly secured by First Union's principal real estate assets; and

- three-fiftieths (0.06) of a non-transferable uncertificated subscription right, with each whole right exercisable to purchase one Gotham Golf common share at $20.00 per share and, subject to availability and pro ration, additional Gotham Golf common shares at $20.00 per share, for up to an aggregate of approximately $41 million of Gotham Golf common shares.

         Each Note issued by Southwest Shopping Centers will have a face amount of $100, which is equivalent to approximately $0.575 per share, and will bear interest at 11% per annum on its face amount. The Notes will be secured by a pledge of two underlying loans: (1) an approximate $3.5 million first leasehold mortgage on the Circle Tower office building in Indianapolis, Indiana and (2) an approximate $16.5 million mezzanine loan on the Park Plaza Mall in Little Rock, Arkansas. Holders of Notes will receive a pass-through of the economic attributes of the two underlying loans.

         Shareholders who receive their proportionate share of the Notes in the transaction will have the right to require Southwest Shopping Centers to redeem them on the 90th day after the effective time of the merger for $0.35 in cash for every approximately 1/174th of a Note received as merger consideration. Gotham Partners has agreed to purchase from Southwest Shopping Centers any redeemed Notes for the same redemption price paid to the shareholders.

         On May 13, 2002, Gotham Golf and Southwest Shopping Centers filed a Registration Statement on Form S-4 containing preliminary proxy materials. The Registration Statement, as amended on July 18, 2002, August 26, 2002, September 27, 2002 and October 31, 2002, was declared effective by the Securities and Exchange Commission on November 1, 2002. First Union filed additional materials on Schedule 13E-3 on May 13, 2002, as amended by Schedules 13E-3/A filed on July 18, 2002, August 26, 2002, September 27, 2002, and October 31, 2002. On November 1, 2002, First Union announced that a special meeting of the common shareholders would be held on November 25, 2002 for the purpose of approving the merger.

         On November 15, 2002, the plaintiff in the preferred shareholder litigation (see "Litigation - Preferred Shareholder Lawsuit", below) filed with the New York Supreme Court for New York County an Order to Show Cause why the transaction should not be enjoined. Southwest Shopping Centers is not a named party in the litigation. The court held a hearing on that issue on November 20. On November 21, 2002, the court issued an order denying the defendant's motion to dismiss the complaint and granting motions for preliminary injunction and expedited discovery in connection with the proposed merger. The court also set a hearing for November 26, 2002 to determine whether to grant further relief to plaintiff with respect to the proposed transaction. An evidentiary hearing was held on November 26, 27 and December 2, 2002 with respect to this matter. Thereafter, the court issued an order dated December 6, 2002, reaffirming its preliminary injunction barring the proposed merger of First Union with and into Gotham Golf. The court's order extended indefinitely the preliminary injunction previously granted with respect to the proposed merger transaction and directed the parties to the lawsuit to attend a preliminary conference on December 16, 2002 for the purpose of scheduling discovery. On December 10, 2002, First Union filed a notice of appeal and began pursuit of its appeal of the court's order barring the transaction in the Appellate Division of the New York Supreme Court. No assurance can be given that the injunction will be lifted and the transaction consummated. In the event the merger transaction is not consummated, the Notes will not be issued.

         INVESTORS AND SECURITY HOLDERS SHOULD READ THE DEFINITIVE MERGER AGREEMENT AND THE AMENDED FORM S-4 OF GOTHAM GOLF AND SOUTHWEST SHOPPING CENTERS FILED ON OCTOBER 31, 2002 TO APPRISE THEMSELVES OF THE PROPOSED TRANSACTION. IN ADDITION, INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE DEFINITIVE PROXY STATEMENT/PROSPECTUS, DATED OCTOBER 31, 2002, REGARDING THE BUSINESS COMBINATION TRANSACTION REFERENCED IN THE FOREGOING INFORMATION BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION. The definitive proxy statement/prospectus was filed with the Securities and Exchange Commission by First Union, Gotham Golf and Southwest Shopping Centers. Investors and security holders may obtain a free copy of the definitive proxy statement/prospectus and other documents filed by First Union, Gotham Golf and Southwest Shopping Centers with the Securities and Exchange Commission at the Commission's website at www.sec.gov. The definitive proxy statement/prospectus and these other documents may also be obtained for free from First Union.

Liquidity and Capital Resources

         General

         Southwest Shopping Centers receives cash primarily from rental income and tenant reimbursements, which are also its primary sources of liquidity. Southwest Shopping Centers uses cash to pay operating expenses, management fees, general and administrative expenses, principal, interest and escrow deposits on the Park Plaza Mall's senior mortgage loan and for capital improvements. With respect to capital improvements, Southwest Shopping Centers estimates that it will need to repair or replace the Park Plaza Mall's roof at a cost of approximately $0.8 million to $1.2 million. Southwest Shopping Centers plans to perform the repair or replacement over the next three years. Southwest Shopping Centers's rental income and tenant reimbursements were sufficient for the year ended December 31, 2001 and the nine months ended September 30, 2002 to pay for Southwest Shopping Centers's expenses, debt service and capital improvements.

         Cash and cash equivalents decreased by $0.7 million when comparing the balance at September 30, 2002 to the balance at December 31, 2001.

         Southwest Shopping Centers's net cash from operating activities of $2.0 million was more than offset by net cash used for investing activities of $0.3 million and net cash used for financing activities of $2.5 million. Cash used for financing activities consisted of $0.2 million of principal payments on the mortgage loan and $2.3 million of distributions to First Union. Cash used for investing activities consisted of $0.2 million of improvements to the property.

         Southwest Shopping Centers was not directly affected by the events of the September 11th terrorist attacks; however, the attacks have had a negative effect on the economy, which was already considered to be in a recession. Southwest Shopping Centers could be affected by declining economic conditions as a result of various factors that affect the real estate business, including the financial condition of tenants, competition, and increased operating costs. Southwest Shopping Centers's property insurance coverage as it relates to claims caused by terrorist incidents is limited to $1 million per occurrence. In addition, the cost of property/casualty and liability insurance unrelated to terrorist incidents has increased significantly.

         Southwest Shopping Centers's most critical accounting policy relates to the evaluation of the fair value of real estate. Southwest Shopping Centers evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss, if any, would be measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates.

         A summary of Southwest Shopping Centers's borrowings at September 30, 2002 and repayment timing is as follows (in millions):

                                                                  Payments Due by Period
                                        -------------------------------------------------------------------------------
Contractual Obligations                 Total     Less than 1 Year        1-3 Years     4-5 Years      After 5 Years
-----------------------                 -----     ----------------        ---------     ---------      -------------
Mortgage loan payable                   $41.9           $0.3                 $0.7          $0.8             $40.1
                                        =====           ====                 ====          ====             =====

Contingency - Park Plaza Mall

         Two Dillard's department stores are the anchor stores at Park Plaza Mall. Dillard's owns its facilities in Park Plaza Mall and has a Construction, Operation and Reciprocal Easement Agreement with First Union that contains an operating covenant requiring Dillard's to operate these facilities continuously as retail department stores until July 2003. Dillard's and its partner, Simon Property Group, own a parcel of land of nearly 100 acres in the western part of Little Rock, Arkansas and have announced, at various times over the last several years, their intention to build in this new location. During the first quarter of 2001, the Little Rock board of directors approved a change in zoning that would allow the construction of an approximately 1.3 million square foot regional enclosed mall on this site. The zoning on this site reverted to its prior status as a residential use property pursuant to a court order in 2002; however, the proponents of the regional enclosed mall have filed an appeal of this ruling in the Supreme Court of Arkansas. In the event that a large-scale retail facility is built on this site, Dillard's may decline to extend or renew its operating covenant and cease operating its stores at Park Plaza Mall. In the event Dillard's closes one or both of its stores at Park Plaza Mall, it is unlikely that it would sell or lease its two stores to comparable anchor tenants. Accordingly, the value of Park Plaza Mall would be materially and adversely affected due to the decline in traffic and sales volume at Park Plaza Mall, and the likely departure of many of the tenants pursuant to early termination provisions of their leases that may be triggered by the closure of one or both of the anchor stores. The Park Plaza Mall property is financed by a mortgage loan. The loss of an anchor tenant or a significant number of other mall tenants would most likely result in an event of default under this mortgage.

         Regardless of whether the proposed new mall is built at the site in question, under the terms of the operating covenant, Dillard's has no obligation to maintain its operations at Park Plaza Mall beyond July 2003. Dillard's is actively pursuing a number of alternative locations for an additional store in this market. Dillard's has been approached to extend the operating covenant at the Park Plaza Mall; however, to date, it has declined to do so. If Dillard's does not maintain its presence as an anchor store at Park Plaza Mall, the Park Plaza Mall would experience a loss of revenue and likely an event of default under the mortgage, thereby causing the value of the Park Plaza Mall to be materially and adversely affected. In such circumstances, there would be an impairment of the value of the property and a loss could be recognized. There can be no assurance that Dillard's will extend or renew its operating covenant on terms acceptable to First Union.

         With respect to capital improvements, First Union estimates that the Park Plaza Mall will need to repair or replace its roof at a cost of approximately $0.8 million to $1.2 million. First Union plans to perform the repair or replacement over the next three years.

Results of Operations

         Net income for the nine months ended September 30, 2002 was $0.9 million as compared to net income of $0.1 million for the nine months ended September 30, 2001. Base rent increased by $0.3 million when comparing September 30, 2002 to September 30, 2001 due to an increase in both rental rates and occupancy. Administrative expenses decreased by $0.4 million due to a decrease in costs of litigation associated with the proposed new mall, described in the Park Plaza Mall section.

         Net income for the three months ended September 30, 2002 was $0.2 million as compared to approximately breakeven for the three months ended September 30, 2001. Base rent increased by $0.1 million when comparing September 30, 2002 to September 30, 2001 due to an increase in both rental rates and occupancy. Administrative expenses decreased by $0.1 million due to a decrease in costs of litigation associated with the proposed new mall, described in the Park Plaza Mall section.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Southwest Shopping Centers does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. Southwest Shopping Centers's mortgage loan is payable at a fixed rate of interest.

ITEM 4.  CONTROLS AND PROCEDURES

        The Registrant's principal executive and financial officers have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) and has determined that such disclosure controls and procedures are adequate to ensure that information required to be disclosed by the Registrant in the reports filed or submitted under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified by the Securities and Exchange Commission. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Preferred Shareholder Lawsuit

         On April 15, 2002, First Union was served with a complaint filed in the Supreme Court of New York in New York County on behalf of a purported holder of First Union's convertible preferred shares. Southwest Shopping Centers is not a party to this litigation. Among the allegations made by the plaintiff is that the proposed transaction with Gotham Golf was approved by First Union's board of trustees in violation of duties owed to the holders of First Union's convertible preferred shares. The suit seeks, among other things, unspecified damages, an injunction of the proposed transaction and the court's certification of the lawsuit as a class action. Named as defendants in the lawsuit were First Union, its five trustees and Gotham Partners, L.P. First Union and the other defendants filed a motion to dismiss the lawsuit. An oral argument on the motion to dismiss was held on July 15, 2002. Discovery on the case was stayed pending the decision of the court. On November 15, 2002, the plaintiff filed with the court an Order to Show Cause as to why the transaction should not be enjoined. The court held a hearing on that issue on November 20. On November 21, 2002, the court issued an order denying the defendant's motion to dismiss the complaint and granting motions for preliminary injunction and expedited discovery in connection with the proposed merger. The court also set a hearing for November 26, 2002 to determine whether to grant further relief to plaintiff with respect to the proposed transaction. An evidentiary hearing was held on November 26, 27 and December 2, 2002 with respect to this matter. Thereafter, the court issued an order dated December 6, 2002, reaffirming its preliminary injunction barring the proposed merger of First Union with and into Gotham Golf. The court's order extended indefinitely the preliminary injunction previously granted with respect to the proposed merger transaction and directed the parties to the lawsuit to attend a preliminary conference on December 16, 2002 for the purpose of scheduling discovery. On December 10, 2002, First Union filed a notice of appeal and began pursuit of its appeal of the court's order barring the transaction in the Appellate Division of the New York Supreme Court. No assurance can be given that the injunction will be lifted and the transaction consummated. In the event the merger transaction is not consummated, the Notes will not be issued.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              23.1    Independent Auditors' Consent.

              99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

              99.2 Southwest Shopping Centers Co. II, L.L.C. and Subsidiaries Consolidated Financial Statements - Years Ended December 31, 2001, 2000 and 1999.

         (b)  Reports on Form 8-K:    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Southwest Shopping Centers Co. II, L.L.C.

Date:  December 20, 2002               By:  /s/ Neil H. Koenig
                                            -------------------------------
                                            Neil H. Koenig
                                            Interim Chief Financial Officer

Date:  December 20, 2002               By:  /s/ Mark Goldberg
                                            -------------------------------
                                            Mark Goldberg
                                            Principal Executive Officer

                   SOUTHWEST SHOPPING CENTERS CO. II, L.L.C.
            FORM 10-Q FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2002

                                 CERTIFICATIONS

      I, Neil H. Koenig, certify that:

 1. I have reviewed this quarterly report on Form 10-Q of Southwest Shopping Centers Co. II, L.L.C.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

 4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
      13a-14 and 15d-14) for the Registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to me, particularly during the period in which this quarterly report is being prepared:

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
          "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on my evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officer and I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

                       SOUTHWEST SHOPPING CENTERS CO., LLC
            FORM 10-Q FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2002

 6. The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  December 20, 2002                   /s/ Neil H. Koenig
                                                 -------------------------------
                                                 Neil H. Koenig
                                                 Interim Chief Financial Officer

                   SOUTHWEST SHOPPING CENTERS CO. II, L.L.C.
            FORM 10-Q FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2002

                                 CERTIFICATIONS

      I, Mark Goldberg, certify that:

 1. I have reviewed this quarterly report on Form 10-Q of Southwest Shopping Centers Co. II, L.L.C.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

 4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
      13a-14 and 15d-14) for the Registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to me, particularly during the period in which this quarterly report is being prepared:

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
          "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on my evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officer and I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

                       SOUTHWEST SHOPPING CENTERS CO., LLC
            FORM 10-Q FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2002

 6. The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: December 20, 2002                        /s/ Mark Goldberg
                                                     ---------------------------
                                                     Mark Goldberg
                                                     Principal Executive Officer