Form 10-K
period 2002-12-31
SOUTHWEST SHOPPING CENTERS CO II LLC
filed 2003-04-16
CIK 1172889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED 12-31-02           COMMISSION FILE NUMBER 333-88144-01

                    SOUTHWEST SHOPPING CENTERS CO. II, L.L.C.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             34-1841345
-------------------------------                                  ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              (Identification No.)

     125 Park Avenue, 14th Floor
          New York, New York                                           10017
----------------------------------------                               -----
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:               (212) 949-1373

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

                                      NONE

                    SOUTHWEST SHOPPING CENTERS CO. II, L.L.C.
                    CROSS REFERENCE SHEET PURSUANT TO ITEM G,
                        GENERAL INSTRUCTIONS TO FORM 10-K

ITEM OF FORM 10-K                                                                      LOCATION
-----------------                                                                      --------
                                                                                    (PAGE OR PAGES)
                                     PART I

1.   Business                                                                          3 - 9

2.   Properties                                                                        10

3.   Legal Proceedings                                                                 11 - 13

4.   Submission of Matters to a Vote of Security Holders                               13

                                     PART II

5.   Market for Trust's Common Equity and Related Stockholder Matters                  13

6.   Selected Financial Data                                                           14

7.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                                        15 - 19

7A.  Quantitative and Qualitative Disclosures Regarding Market Risk                    19

8.   Financial Statements                                                              20 - 32

9.   Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                                              33

                                    PART III

10.   Directors and Executive Officers of the Trust                                    33

11.   Executive Compensation                                                           33

12.   Security Ownership of Certain Beneficial Owners and Management                   33

13.   Certain Relationships and Related Transactions                                   33

                                     PART IV

14.   Controls and Procedures                                                          33

15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Financial Statements and Financial Statement Schedules                       34
      (b) Exhibits                                                                     34 - 37
      (c) Reports on Form 8-K                                                          37

                                     PART I

ITEM 1. BUSINESS.

Southwest Shopping Centers Co. II, L.L.C. ("Southwest Shopping Centers") is a limited liability company formed under the laws of the State of Delaware on September 27, 1996 and will continue until the earlier of December 31, 2050 or until it is dissolved in accordance with its limited liability company agreement or by law. Southwest Shopping Centers is wholly owned by First Union Real Estate Equity and Mortgage Investments ("First Union").

In September 1996, Southwest Shopping Centers acquired a joint venture interest in seven shopping malls. In September 1997, Southwest Shopping Centers purchased the interests of its joint venture partners in the seven shopping malls. In December 1999, Southwest Shopping Centers sold six of the seven malls. Effective January 1, 2000, Southwest Shopping Centers had no other assets, liabilities or operations other than its ownership of Park Plaza Mall (the "Mall"), a 548,000 square foot shopping mall located in Little Rock, Arkansas.

The Mall competes for tenants on the basis of the rent charged and location, and encounters competition from other retail properties in its market area. The principal competition for the Mall may come from future shopping malls locating in its market area. Additionally, the overall economic health of retail tenants impacts the Mall.

There are no employees of Southwest Shopping Centers.

                                  RISK FACTORS

THE PROPOSED TRANSACTION

On February 13, 2002, First Union entered into a definitive agreement of merger and contribution, pursuant to which First Union agreed to merge with and into Gotham Golf Corp., (or Gotham Golf), a Delaware corporation controlled by a number of equityholders of First Union. If consummated, the proposed transaction will result in First Union's common shareholders receiving as merger consideration for each First Union common share:

-        $1.98 in cash;

- a choice of (1) an additional $0.35 in cash or (2) approximately 1/174th (0.0057461) of a debt instrument (the "Note") to be issued by Southwest Shopping Centers, with a face value of $100 (which is an effective price of $60.91 per face value of $100), indirectly secured by First Union's principal real estate; and

- three-fiftieths (0.06) of a non-transferable uncertificated subscription right, with each whole right exercisable to purchase one Gotham Golf common share at $20.00 per share and, subject to availability and proration, additional Gotham Golf common shares at $20.00 per share, for up to an aggregate of approximately $41 million of Gotham Golf common shares.

The proposed transaction is subject to several conditions, including the approval of First Union's common shareholders and the obtaining of certain third party consents. First Union's common shareholders approved the proposed transaction by the requisite majority vote at a November 27, 2002 meeting of shareholders. Litigation has arisen with respect to the proposed transaction, resulting in the granting of an injunction preventing the proposed transaction from going forward. Although the injunction is being appealed by First Union and Gotham Partners L.P. ("Gotham Partners"), there can be no assurance that the injunction will be lifted, that all required third party consents will be obtained and that the proposed transaction will be consummated.

WE FACE A NUMBER OF SIGNIFICANT ISSUES WITH RESPECT TO THE PROPERTY WE OWN WHICH MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE

PARK PLAZA MALL

Background. Dillard's Department Stores, Inc. (referred to herein as "Dillard's"), the only anchor department store at Southwest Shopping Centers' Park Plaza Mall located in Little Rock, Arkansas, owns its facilities (two stores at opposite ends of the mall) and has an agreement with Southwest Shopping Centers that contains an operating covenant requiring it to operate these facilities continuously as retail department stores until July 2003. Dillard's does not lease space from or pay base rent to Southwest Shopping Centers; it does pay Southwest Shopping Centers its share of common area maintenance costs. Southwest Shopping Centers has approached Dillard's to extend this covenant prior to its expiration but, to date, Dillard's has declined to do so. In the event that Dillard's ceases to operate its stores at the Mall, the value of the Mall would be materially and adversely affected. These events may result in a decline in net revenue that may trigger an event of default under the mortgage loan secured by the Mall. There can be no assurance that Dillard's will extend or renew its operating covenant on terms acceptable to Southwest Shopping Centers or continue to operate its stores at the Mall. (See "Park Plaza Mall" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Proposed New Mall and Related Litigation. Southwest Shopping Centers is aware of the proposed construction of a new mall in the vicinity of the Mall, which would be developed by Dillard's and its partner, and would be anchored by Dillard's, among other department store anchors. During the first quarter of 2001, the Little Rock board of directors approved a change in zoning that would allow construction of the proposed new mall; however, as described more fully below, the approval of the zoning change was overturned by judicial order in June 2002. In the event that the new mall is built, Dillard's may decline to extend or renew its operating covenant and cease operating its stores at the Mall.

Legal actions have been taken by local citizens to reverse the decision of the Little Rock board of directors with respect to the zoning for the development of the proposed new mall. On June 5, 2002, the court issued an opinion invalidating the decision of the Little Rock board of directors with respect to zoning of the proposed new mall and permanently enjoining the City of Little Rock from issuing any building permits or taking any other action pursuant to the invalid ordinances with respect to the proposed new mall. The decision has been appealed to the Supreme Court of Arkansas, with no decision expected before June 2003. There can be no assurance as to the length of time or potential outcome of the appeal. It is also possible that proponents of the new mall will file a new application to rezone the proposed area for a new competing retail development during the pendency of this appeal.

Leasing Issues. With respect to its property, Southwest Shopping Centers is also subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than the current lease terms. Leases accounting for approximately 15% of the aggregate 2003 annualized base rents from the Mall (representing approximately 14% of the net rentable square feet at the Mall) expire without penalty or premium through the end of 2003, and leases accounting for approximately 7% of aggregate 2003 annualized base rent from the Mall (representing approximately 7% of the net rentable square feet at the Mall) are scheduled to expire in 2004. Other leases grant tenants early termination rights upon payment of a termination penalty. In the event that Dillard's ceases to operate its stores at the Mall, many of the tenants have the right to terminate their leases or to pay less rent. Lease expirations will require Southwest Shopping Centers to locate new tenants and negotiate replacement leases with such tenants. Replacement leases typically require Southwest Shopping Centers to incur tenant improvements, other tenant inducements and leasing commissions, in each case, which may be higher than the costs relating to renewal leases. Southwest Shopping Centers has estimated the expenditures for new and renewal leases for 2003 and 2004 but no assurances can be given that Southwest Shopping Centers has correctly estimated such expenses. If Southwest Shopping Centers is unable to promptly relet or renew leases for all or a substantial portion of the space, subject to expiring leases, if the rental rates upon such renewal or reletting are significantly lower than expected or if Southwest Shopping Centers' funds for these purposes prove inadequate, Southwest Shopping Centers' revenues and net income could be adversely affected.

Tenant Concentration. Southwest Shopping Centers' 10 largest tenants at the Mall (based on pro forma base rent for 2003) aggregate approximately 37% of Southwest Shopping Centers' total base rent and approximately 35% of Southwest Shopping Centers' net rental square feet and have remaining lease terms ranging from approximately one to nine years. Southwest Shopping Centers' largest tenant, the Gap Stores, (i.e., the GAP, GAP Kids and Banana Republic) represents approximately 12% of the pro forma aggregate annualized base rent for 2003 and 12% of the pro forma net rentable square feet at the properties. Its lease expires on April 30, 2005. Although Southwest Shopping Centers believes that it has a good relationship with each of its principal tenants, Southwest Shopping Centers' revenues would be disproportionately and adversely affected if a significant number of these tenants did not renew their lease or renewed their leases upon expiration on terms less favorable to Southwest Shopping Centers.

Competition. Southwest Shopping Centers competes with a number of real estate developers, operators, and institutions for tenants and acquisition opportunities. Many of these competitors have significantly greater resources than Southwest Shopping Centers. No assurances can be given that such competition will not adversely affect Southwest Shopping Centers' revenues.

IT MAY BE NECESSARY TO EXPEND MATERIAL AMOUNTS OF CASH TO KEEP THE MALL COMMERCIALLY VIABLE

The Mall must be continually maintained to keep it operating in a commercially viable manner. Such maintenance, repair and replacement programs are typically funded with the cash flow from the property. In certain circumstances, however, more significant repairs may be required. With respect to capital improvements, for example, Southwest Shopping Centers has recently completed the repair of the Mall's roof at a cost of approximately $0.6 million. In addition, premiums may increase for property and liability insurance coverage, which currently expires in November 2003, including coverage as it relates to claims arising from terrorism. Failure to properly maintain or insure the Mall could have a material adverse effect on the value of this property and the ability of Southwest Shopping Centers to satisfy its obligation with respect to the mortgage loan.

SOUTHWEST SHOPPING CENTERS DEPENDS ON THIRD PARTIES FOR MANAGEMENT OF THE MALL

Southwest Shopping Centers depends on the services of third parties to manage the Mall. Currently, the third-party asset manager of the Mall is Radiant Partners, L.L.C., the principals of which are Daniel Friedman, Anne Zahner and David Schonberger. The loss of the services of Radiant Partners and the inability to find replacement managers in a timely fashion could materially harm the operation of the Mall as well as the business, financial condition and operations of Southwest Shopping Centers.

ECONOMIC CONDITIONS COULD AFFECT SOUTHWEST SHOPPING CENTERS' OPERATIONS

The Mall, as well as the business, financial condition and results of operations of Southwest Shopping Centers, may be harmed by general and local economic conditions. If the national or local economy suffers a downturn, the property could be harmed because tenants may not be able to fulfill their leasehold obligations, or the owners of the property could face pressure to renegotiate the terms of the tenants' leases. Either occurrence could have a material adverse effect on the cash flow generated by the property. Any adverse impact on cash flow could impair the ability of Southwest Shopping Centers to fulfill their obligation under its mortgage loan.

ABILITY TO OPERATE THE PROPERTY DIRECTLY AFFECTS SOUTHWEST SHOPPING CENTERS' FINANCIAL CONDITION

Southwest Shopping Centers is subject to the risks inherent in owning real estate. The underlying value of Southwest Shopping Centers' Mall, the results of its operations and its ability to make distributions to its member and to pay amounts due on its indebtedness will depend on its ability to operate its property in a manner sufficient to maintain or increase revenues and to generate sufficient revenues in excess of its operating and other expenses.

ILLIQUIDITY OF REAL ESTATE

Real estate investments are relatively illiquid. Southwest Shopping Centers' ability to sell its property in response to changes in economic and other conditions will therefore be limited. If Southwest Shopping Centers decides to sell its property, no assurance can be given that Southwest Shopping Centers will be able to dispose of it in the time period it desires or that the sales price will recoup or exceed the amount of Southwest Shopping Centers' investment.

INCREASES IN PROPERTY TAXES COULD AFFECT THE SOUTHWEST SHOPPING CENTERS' ABILITY TO MAKE DISTRIBUTIONS TO ITS MEMBER

Southwest Shopping Centers' Mall is subject to real property taxes which may increase as property tax rates change and as the value of the property is assessed or reassessed by taxing authorities. Increases in property taxes may have an adverse affect on Southwest Shopping Centers and its ability to make distributions to its member and to pay amounts due on its indebtedness.

ENVIRONMENTAL LIABILITIES

The obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, may affect the operating costs of Southwest Shopping Centers. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on or under the property. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances and whether or not such substances originated from the property. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect Southwest Shopping Centers' ability to borrow by using such real property as collateral. Southwest Shopping Centers maintains insurance related to potential environmental issues on its current and previously owned properties.

Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials or "ACMs," into the environment. In addition, third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs or other hazardous materials. Environmental laws may also impose restrictions on the use or transfer of property, and these restrictions may require expenditures. In connection with the ownership and operation of any of the Southwest Shopping Centers' property, Southwest Shopping Centers and the other lessees of the property may be liable for any such costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect Southwest Shopping Centers' ability to pay amounts due on their indebtedness and to make distributions to its member.

Prior to undertaking major transactions, Southwest Shopping Centers has hired independent environmental experts to review specific properties. Southwest Shopping Centers has no reason to believe that any environmental contamination or violation of any applicable law, statute, regulation or ordinance governing hazardous or toxic substances has occurred or is occurring. However, no assurance can be given that hazardous or toxic substances are not located at its remaining property.

An environmental assessment of the Mall identified the potential for asbestos to be present in the resilient vinyl floor tiles in retail tenant storage areas and service corridors and in the cooling tower fill. A third party consultant concluded that it was unlikely but possible that non-friable asbestos was present in these areas. Rather than incurring the expense of testing to eliminate the possibility of asbestos being present, the consultant recommended a standard operations and maintenance plan based on EPA guidance.

COMPLIANCE WITH THE ADA MAY AFFECT EXPECTED DISTRIBUTIONS TO SOUTHWEST SHOPPING CENTERS' MEMBER

Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. A determination that Southwest Shopping Centers is not in compliance with the ADA could also result in the imposition of fines and/or an award of damages to private litigants. If Southwest Shopping Centers were required to make modifications to comply with the ADA, there could be a material adverse affect on its ability to pay amounts due on its indebtedness or to make distributions to its member.

UNINSURED AND UNDERINSURED LOSSES

Southwest Shopping Centers may not be able to insure its property against losses of a catastrophic nature, such as terrorist acts, earthquakes and floods, because such losses are uninsurable or not economically insurable. Southwest Shopping Centers will use its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on its property at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the property and also may result in certain losses being totally uninsured. Inflation, changes in building codes, zoning or other land use ordinances, environmental considerations, lender imposed restrictions and other factors also might make it not feasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds, if any, received by Southwest Shopping Centers might not be adequate to restore its economic position with respect to the property.

RISING INTEREST RATES

Southwest Shopping Centers may in the future incur indebtedness that bears interest at variable rates. Accordingly, increases in interest rates would increase Southwest Shopping Centers' interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on Southwest Shopping Centers and its ability to make distributions to its member and to pay amounts due on its indebtedness.

RESULTS OF OPERATIONS ADVERSELY AFFECTED BY FACTORS BEYOND SOUTHWEST SHOPPING CENTERS' CONTROL

         Results of operations of Southwest Shopping Centers' property may be adversely affected by, among other things:

         - changes in national economic conditions, changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

         - changes in interest rates and in the availability, cost and terms of financing;

         - the impact of present or future environmental legislation and compliance with environmental laws and other regulatory requirements;

         - the ongoing need for capital improvements, particularly in older structures;

         - changes in real estate tax rates and assessments and other operating expenses;

         -        adverse changes in governmental rules and fiscal policies;

         -        adverse changes in zoning and other land use laws; and

         - earthquakes and other natural disasters (which may result in uninsured losses) and other factors which are beyond its control.

         CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Any statements in this report that are not strictly historical are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, intentions or anticipated or projected events, results or conditions. Such forward-looking statements are dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. Such forward-looking statements include statements with respect to:

         -        the payment of distributions by Southwest Shopping Centers,

         - the consummation of or the failure to consummate the proposed transaction;

         -        the ownership, management and operation of its property,

         - potential acquisitions or dispositions of properties, assets or other businesses by Southwest Shopping Centers,

         - the policies of Southwest Shopping Centers regarding investments, acquisitions, dispositions, financings and other matters,

         -        the real estate industry and real estate markets in general,

         -        the availability of debt and equity financing,

         -        interest rates,

         -        general economic conditions,

         -        supply and customer demand,

         -        trends affecting Southwest Shopping Centers,

         - the effect of acquisitions or dispositions on capitalization and financial flexibility,

         - the anticipated performance of Southwest Shopping Centers and of acquired properties and businesses, including, without limitation, statements regarding anticipated revenues, cash flows, funds from operations, earnings before interest, depreciation and amortization, property net operating income, operating or profit margins and sensitivity to economic downturns or anticipated growth or improvements in any of the foregoing, and

         - the ability of Southwest Shopping Centers and of acquired properties and businesses to grow.

Members are cautioned that, while forward-looking statements reflect the Southwest Shopping Centers' good faith beliefs, they are not guarantees of future performance and they involve known and unknown risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this report and any amendment hereof, including, without limitation, the information set forth in "Risk Factors" above identifies important factors that could cause such differences. Southwest Shopping Centers undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect any future events or circumstances.

ITEM 2.  PROPERTY

         The following table sets forth certain information relating to Southwest Shopping Centers' property at December 31, 2002:

                                                                                 Square                        Year
                                                     Date of        Ownership    feet(1)     Occupancy     construction
Direct equity investments      Location            acquisition     percentage     (000)       rate(2)       completed
-------------------------      --------            -----------     ----------    -------     ---------     ------------
Shopping Mall:
 Park Plaza                    Little Rock, AR       09/01/97         100          548          86             1988

                                                                          Mortgage Loan
                                                -----------------------------------------------------------------
                                                             Balance    Principal
                                Total           Original        at      repayment
                                cost            balance      12/31/02    for 2003       Interest         Year of
Direct equity investments       (000)            (000)        (000)       (000)           rate           maturity
-------------------------      -------          --------     --------   ---------       --------         --------
Shopping Mall:
 Park Plaza                    $64,925          $ 42,500(3)  $ 41,781     $ 324          8.69%(4)          2030
                               =======          ========     ========     =====

(1) The square footage shown represents gross leasable area for the shopping mall (including approximately 284,000 Square fee for Dillard's).

(2) The occupancy rate shown is as of December 31, 2002, and is based on the total gross leasable area of the Mall.

(3) In 2000, the Southwest Shopping Centers obtained a $42,500,000 mortgage on the Mall.

(4) Southwest Shopping Centers anticipates paying the loan on May 1, 2010. On May 1, 2010 the interest rate increases to 10.69% if the loan is then subject of a secondary market transaction at which rated securities have been issued and 12.69% if it is not.

As of December 31, 2002, Southwest Shopping Centers owned in fee its interest in the Mall.

The Mall has one tenant, (whose business is retail clothing sales), which occupies 12% of the rentable square footage of the mall. Their annual base rent is $801,292 (12%, 12% and 10% of the total base rent for 2002, 2001 and 2000, respectively). Its lease expires on April 30, 2005 and there are no renewal options.

The occupancy rate of Park Plaza Mall at December 31, 2002, 2001, 2000, 1999 and 1998 was 86%, 87%, 87%, 100%, and 100%, respectively.

The average effective annual rental per square foot at Park Plaza Mall for the years ended December 31, 2002, 2001 and 2000 was $30.28, $28.37, and $28.30,
respectively.

The realty tax rate and annual realty taxes for Park Plaza Mall in 2002 were 6.9% and $807,000, respectively.

The following table presents, as of December 31, 2002, scheduled lease expirations with respect to Park Plaza Mall for the next 10 years, assuming that none of the tenants exercise renewal options or termination rights:

                                                                                             Percentage of
                                                                                            Annualized Base
                           Number of          Annualized             Approximate            Rent Represented
Year Ending                 Leases           Base Rent of           Square Feet of            By Expiring
December 31,               Expiring         Expiring Leases         Expiring Leases            Leases (1)
------------               --------         ---------------         ---------------            ----------
    2003                      13             $ 1,023,999                  37,779                  15.05%
    2004                       2                 468,723                  18,613                   6.89%
    2005                      11               1,377,483                  44,898                  20.24%
    2006                       4                 301,602                   9,446                   4.43%
    2007                       5                 417,856                  13,963                   6.14%
    2008                      11               1,123,046                  40,459                  16.50%
    2009                      10                 861,063                  20,983                  12.65%
    2010                       6                 493,834                  14,437                   7.26%
    2011                       5                 445,386                  12,785                   6.54%
    2012                       3                 172,180                   4,073                   2.53%
                           -----             -----------             -----------               --------
    Total                     70             $ 6,685,172                 217,436                  98.23%
                           =====             ===========             ===========               ========

(1)      Based upon 2003 annualized base rent of $6,805,532.

ITEM 3. LEGAL PROCEEDINGS.

LEGAL PROCEEDINGS WITH RESPECT TO PROPOSED TRANSACTION

PREFERRED SHAREHOLDER LITIGATION - FIRST UNION

On April 15, 2002, First Union was served with a complaint filed in the Supreme Court of New York in New York County on behalf of a purported holder of First Union's convertible preferred shares. Southwest Shopping Centers is not a party to this litigation. Among the allegations made by the plaintiff is that the proposed transaction with Gotham Golf was approved by First Union's Board of Trustees in violation of duties owed to the holders of First Union's convertible preferred shares. The suit seeks, among other things, unspecified damages, an injunction of the proposed transaction and the court's certification of the lawsuit as a class action. Named as defendants in the lawsuit were First Union, its five then trustees and Gotham Partners. First Union and the other defendants filed a motion to dismiss the lawsuit. An oral argument on the motion to dismiss was held on July 15, 2002. Discovery on the case was stayed pending the ruling of the court on the motion to dismiss.

On November 1, 2002, First Union issued a press release announcing that a special shareholders meeting was to be held November 25, 2002, for the purpose of shareholder approval of the Merger Agreement. Shortly thereafter, the plaintiff filed a motion to show cause why a preliminary injunction should not be issued to enjoin the November 25, 2002 shareholder vote to consider the Merger Agreement. A hearing on the motion was held on November 20, 2002. On November 21, the New York Supreme Court of New York County issued an order granting motions for preliminary injunction and expedited discovery, denying defendant's motion to dismiss, and scheduling a hearing for November 26 to determine whether to grant further relief to plaintiff with respect to the transactions contemplated under the Merger Agreement. The special meeting of shareholders was convened as scheduled on November 25, with the vote on the proposed merger transaction tabled and the meeting adjourned until November 27, at which time the vote was held and First Union's common shareholders approved the proposed transaction by the requisite majority vote.

The New York Supreme Court of New York County held a three-day hearing on November 26, 27 and December 3, 2002. On December 6, 2002, the New York Supreme Court for New York County issued an order reaffirming its preliminary injunction barring the proposed merger of First Union with and into Gotham Golf. The court's order also extended indefinitely the preliminary injunction previously granted with respect to the proposed merger transaction and directed the parties to the lawsuit to attend a preliminary conference for the purpose of scheduling discovery.

First Union filed a notice of appeal of the preliminary injunction with the Appellate Division of the New York Supreme Court. In addition, First Union filed an auxiliary motion for expedited appeal regarding this matter with the Appellate Division, which motion was denied. First Union, Gotham Partners and the other defendants in the litigation filed joint appellate briefs in support of the reversal of the injunction. Plaintiffs filed a reply brief in support of the injunction. Oral argument with respect to the appeal was held before a judicial panel of the Appellate Division - First Department of the New York Supreme Court on March 11, 2003. There is no specific timetable for the appellate court to render its decision.

It is not possible to predict the outcome of the appellate process with respect to lifting the injunction. In the event that the Appellate Division rules that the injunction should not be lifted, the case will proceed to trial on the merits. In the event that the injunction imposed by the trial court were lifted and dissolved, it is the intention of First Union and, to the best of First Union's knowledge, Gotham Partners and the other Gotham Partners-affiliated parties to the proposed merger transaction, to take the steps necessary to consummate the proposed transaction. If the merger transaction is not consummated, the Notes will not be issued.

COMMON SHAREHOLDER LAWSUITS - FIRST UNION

On or about January 24, 2003, First Union was served with a complaint filed in the Supreme Court of New York, New York County on behalf of a purported holder of First Union's common shares, on behalf of himself and the common shareholders as a class. The lawsuit seeks a declaration that the lawsuit is maintainable as a class action and a certification that the plaintiff, Robert Fink, is the representative of the class. Named as defendants in the lawsuit are First Union, Gotham Partners, the companies affiliated with Gotham Partners and First Union that are parties to the Merger Agreement, William Ackman and the four current Trustees of First Union. Among the allegations asserted are breach of fiduciary duty and aiding and abetting thereof in connection with the transactions contemplated by the Merger Agreement. The relief requested by the plaintiff includes an injunction preventing the defendants from proceeding with consummation of the merger, rescission of the merger if it occurs, an accounting for any profits realized by the defendants as a result of the actions complained of, an order permitting the creation of a shareholders' committee composed of First Union common shareholders and their representatives to manage the affairs of First Union, compensatory damages and the costs and disbursements of plaintiff's counsel.

On or about February 14, 2003, the parties to this lawsuit stipulated that the defendants need not answer or otherwise respond to the complaint for an indefinite period of time. The stipulation is revocable by the plaintiff at any time. First Union believes that the purpose of the stipulation was to delay court proceedings in this lawsuit until the outcome of the appeal of the injunction entered in the Kimeldorf et al. v. First Union Real Estate Equity and Mortgage Investments, et al. case is decided by the Appellate Division.

First Union regards the lawsuit as without merit and plans to vigorously defend against the allegations. First Union will oppose any attempt by the plaintiff to interfere with the transactions contemplated by the Merger Agreement, which was approved by more than 64% of the outstanding First Union common shares of First Union and by approximately 98% of the common shares voted at a special meeting of shareholders held on November 27, 2002.

On or about February 12, 2003, certain Trustees of First Union and, later, First Union, were served with a complaint filed in the Court of Common Pleas, Cuyahoga County, Ohio, by a purported holder of First Union's common shares, on behalf of himself and First Union's common shareholders as a class. Named as defendants in the lawsuit are First Union, Gotham, William Ackman and the four current Trustees of First Union. The allegations made and the relief requested in the K-A suit are substantially identical to those of the Fink v. First Union suit referenced above. The lawsuit seeks a declaration that the lawsuit is maintainable as a class action and certification that the plaintiff, K-A & Company, Ltd., is the representative of the class. Among the allegations asserted are breach of fiduciary duty and aiding and abetting thereof in connection with the transactions contemplated by the Merger Agreement. This lawsuit was removed by notice filed by defendants to the United States District Court, Northern District of Ohio, Eastern Division (Case No. 1:03 CV 0460).

The relief requested by the plaintiff includes an injunction preventing the defendants from proceeding with consummation of the merger, rescission of the merger if it occurs, an accounting for any profits realized by the defendants as a result of the actions complained of, an order permitting the creation of a shareholders' committee composed of First Union common shareholders and their representatives to manage the affairs of First Union, compensatory damages and the costs and disbursements of plaintiff's counsel.

As with the Fink v. First Union lawsuit, First Union regards the lawsuit as without merit and plans to vigorously defend against the allegations.

LEGAL PROCEEDINGS WITH RESPECT TO PARK PLAZA MALL

Southwest Shopping Centers is aware of the proposed construction of a new mall in the vicinity of the Mall, which would be developed by Dillard's and its partner, and would be anchored by Dillard's, among other department store anchors. During the first quarter of 2001, the Little Rock board of directors approved a change in zoning that would allow construction of the proposed new mall; however, as described more fully below, the approval of the zoning change was overturned by judicial order in June 2002. In the event that the new mall is built, Dillard's may decline to extend or renew its operating covenant and cease operating its stores at the Mall.

Legal actions have been taken by local citizens to reverse the decision of the Little Rock board of directors with respect to the zoning for the development of the proposed new mall. On June 5, 2002, the court issued an opinion invalidating the decision of the Little Rock board of directors with respect to zoning of the proposed new mall and permanently enjoining the City of Little Rock from issuing any building permits or taking any other action pursuant to the invalid ordinances with respect to the proposed new mall. The decision has been appealed to the Supreme Court of Arkansas, with no decision expected before June 2003. There can be no assurance as to the length of time or potential outcome of the appeal. It is also possible that proponents of the new mall will file a new application to rezone the proposed area for a new competing retail development during the pendency of this appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR SOUTHWEST SHOPPING CENTERS' COMMON EQUITY AND RELATED MEMBER MATTERS.

Southwest Shopping Centers is a wholly owned subsidiary of First Union.

ITEM 6.  SELECTED FINANCIAL DATA.
(In thousands)

                                                                               Year Ended December 31,
                                                       ------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                               2002           2001           2000          1999             1998
                                                       -----------    -----------    -----------    ----------        ---------
Revenues                                               $    12,099    $    11,427    $    11,599    $   47,267        $  48,586
                                                       ===========    ===========    ===========    ==========        =========
Income before loss on sale of real estate and
    extraordinary loss from early extinguishment
    of debt                                                  1,556            312          2,662         7,456            7,197
Loss on sale of real estate                                      -              -              -        (9,000)(1)            -
                                                       -----------    -----------    -----------    ----------        ---------
Income (loss) before extraordinary loss from
    early extinguishment of debt                             1,556            312          2,662        (1,544)           7,197
Extraordinary loss from early extinguishment
    of debt                                                      -              -              -        (5,508)(1)            -
                                                       -----------    -----------    -----------    -----------       ---------
Net income (loss)                                      $     1,556    $       312    $     2,662    $   (7,052)       $   7,197
                                                       ===========    ===========    ===========    ==========        =========
BALANCE SHEET DATA AT YEAR END
Total assets                                           $    58,388    $    60,021    $    63,089    $   64,219        $ 281,280
Long-term obligations                                       41,781         42,078         42,349             -          162,118
Total equity                                                14,773         16,421         19,594        61,708          112,741

This selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

(1) In December 1999, Southwest Shopping Centers sold six shopping malls and recorded a loss of $9.0 million. In connection with the sale of the shopping malls, Southwest Shopping Centers paid off the Park Plaza Mall's mortgage loan payable resulting in a prepayment penalty of $5.5 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

2002 TRANSACTIONS

The Proposed Transaction

         On February 13, 2002, First Union entered into a definitive agreement of merger and contribution with, among others, Gotham Partners, a shareholder of First Union that is controlled by affiliates of William A. Ackman, then Chairman of the Board of Trustees of First Union, and Gotham Golf a Delaware corporation controlled by Gotham Partners pursuant to which First Union agreed to merge with and into Gotham Golf. The parties subsequently adopted Amendment No. 1 to the merger agreement on April 24, 2002, Amendment No. 2 to the merger agreement on September 24, 2002 and Amendment No. 3 to the merger agreement on October 24, 2002. If consummated, the proposed transaction will result in First Union's common shareholders receiving as merger consideration for each common share:

-        $1.98 in cash;

- a choice of (a) an additional $0.35 in cash or (b) approximately 1/174th (0.0057461) of a Note with a face value of $100 (which is an effective price of $60.91 per face value of $100), indirectly secured by First Union's principal real estate assets; and

- three-fiftieths (0.06) of a non-transferable uncertificated subscription right, with each whole right exercisable to purchase one Gotham Golf common share at $20.00 per share and, subject to availability and proration, additional Gotham Golf common shares at $20.00 per share, for up to an aggregate of approximately $41 million of Gotham Golf common shares.

         Each Note to be issued by Southwest Shopping Centers would have a face amount of $100, which is equivalent to approximately $0.575 per share, and would bear interest at 11% per annum on its face amount. The Notes would be secured by a pledge of two underlying loans: (1) an approximate $3.5 million first leasehold mortgage on the Circle Tower office building in Indianapolis, Indiana, which is owned by First Union and (2) an approximate $16.5 million mezzanine loan on the Park Plaza Mall in Little Rock, Arkansas. Holders of Notes would receive a pass-through of the economic attributes of the two underlying loans.

         Shareholders who receive their proportionate share of the Notes in the transaction would have the right to require Southwest Shopping Centers to redeem them on the 90th day after the effective time of the merger for $0.35 in cash for every approximately 1/174th of a Note received as merger consideration. Gotham Partners has agreed to purchase from Southwest Shopping Centers any redeemed Notes for the same redemption price paid to the shareholders.

         The proposed transaction is subject to several conditions, including the approval of First Union's shareholders and the obtaining of certain third party consents. The proposed transaction was approved by First Union's common shareholders at a special meeting held on November 27, 2002. There can be no assurance that the proposed transaction approved by First Union's common shareholders will be consummated.

         In November 2002, the plaintiff in the preferred shareholder litigation (see "Item 3. Legal Proceedings") filed with the New York Supreme Court for New York County an Order to Show Cause why the transaction should not be enjoined. Southwest Shopping Centers is not a named party in the litigation. The court held a hearing on that issue on November 20. On November 21, 2002, the court issued an order denying the defendant's motion to dismiss the complaint and granting motions for preliminary injunction and expedited discovery in connection with the proposed merger. The court also set a hearing for November 26, 2002 to determine whether to grant further relief to plaintiff with respect to the proposed transaction. An evidentiary hearing was held on November 26, 27 and December 2, 2002 with respect to this matter. Thereafter, the court issued an order dated December 6, 2002, reaffirming its preliminary injunction barring the proposed merger of First Union with and into Gotham Golf. The court's order extended indefinitely the preliminary injunction previously granted with respect to the proposed merger transaction and directed the parties to the lawsuit to attend a preliminary conference on December 16, 2002 for the purpose of scheduling discovery. On December 10, 2002, First Union filed a notice of appeal and began pursuit of its appeal of the court's order barring the transaction in the Appellate Division of the New York Supreme Court. The issue of the lifting of the injunction was briefed by the parties to the litigation and oral argument on the appeal was heard by the Appellate Division of the New York Supreme Court on March 11, 2003. No assurance can be given that the injunction will be lifted, that all required third party consents will be obtained and that the transaction will be consummated. In the event the merger transaction is not consummated, the Notes will not be issued.

OTHER MATTERS

         Southwest Shopping Centers was not directly affected by the events of the September 11th terrorist attacks; however, the attacks have had a negative effect on the economy which was already considered to be in a recession. Southwest Shopping Centers could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increased operating costs. Southwest Shopping Centers' property insurance was renewed in November 2002. The rate increased 41% upon renewal.

         One of Southwest Shopping Centers' most critical accounting policy relates to the evaluation of the impairment of real estate. Southwest Shopping Centers evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the estimated future undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the impairment of real estate is an estimate that is susceptible to change and actual results could differ from the estimates.

         In addition, Southwest Shopping Centers accounts for its leases as operating leases. Revenue from base rents is recognized on a straight-line basis over the non-cancellable minimum lease terms, subject to management's review of collectibility. Tenant leases generally provide for billings of certain operating costs and certain retail tenant leases provide for percentage rentals, in addition to fixed minimum rentals. Southwest Shopping Centers accrues the recovery of operating costs based on actual costs incurred. For percentage rentals, Southwest Shopping Centers follows the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force Issue No. 98-9 (EITF-98-9), "Accounting for Contingent Rent in Interim Financial Periods." EITF-98-9 requires that contingent rental income, such as percentage rent which is dependent on sales of retail tenants, be recognized in the period that a tenant exceeds its specified sales breakpoint. Consequently, Southwest Shopping Centers accrues the majority of percentage rent income in the fourth quarter of each year in accordance with EITF-98-9.

SHAREHOLDER LITIGATION - FIRST UNION

         Several lawsuits have been filed seeking to block the proposed transaction between First Union and Gotham Partners relative to the Merger Agreement of February 13, 2002. (See "Item 3. Legal Proceedings".) With respect to one of these legal proceedings, the New York Supreme Court of New York County has issued an order granting an injunction preventing the transaction from going forward. That injunction is currently under appeal. No assurance can be given that the injunction will be lifted or that the proposed transaction will be consummated.

PARK PLAZA MALL

         Two Dillard's department stores are the anchor stores at the Mall. Dillard's owns its facilities in the Mall and has a Construction, Operation and Reciprocal Easement Agreement with Southwest Shopping Centers that contains an operating covenant requiring Dillard's to operate these facilities continuously as retail department stores until July 2003. Dillard's does not lease space from or pay base rent to Southwest Shopping Centers; it does pay Southwest Shopping Centers its share of common area maintenance costs. Dillard's and its partner, Simon Property Group, own a parcel of land on nearly 100 acres in the western part of Little Rock, Arkansas and have announced, at various times over the last several years, their intention to build in this new location. During the first quarter of 2001, the Little Rock board of directors approved a change in zoning that would allow the construction of an approximately 1.3 million square foot regional enclosed mall on this site. The zoning on this site reverted to its prior status as a residential use property pursuant to a court order in 2002; however, the proponents of the regional enclosed mall have filed a notice of appeal of this ruling in the Supreme Court of Arkansas, with no decision expected before June 2003. In the event that a large-scale retail facility is built on this site, Dillard's may decline to extend or renew its operating covenant and cease operating its stores at the Mall. In the event Dillard's closes one or both of its stores at the Mall, it is unlikely that it would sell or lease its two stores to comparable anchor tenants. Accordingly, the value of the Mall would be materially and adversely affected due to the decline in traffic and sales volume at the Mall, and the rights of many of the tenants to terminate their leases or to pay less rent which may be triggered by the closure of one or both of the anchor stores. The Mall property is financed by a mortgage loan. The loss of an anchor tenant or a significant number of other mall tenants could result in an event of default under this mortgage.

         Regardless of whether the proposed new mall is built at the site in question, under the terms of the operating covenant, Dillard's has no obligation to maintain its operations at the Mall beyond July 2003. Dillard's is actively pursuing a number of alternative locations for an additional store in this market. Dillard's has been approached to extend the operating covenant at the Mall; however, to date, it has declined to do so. If Dillard's does not maintain its presence as an anchor store at the Mall, the Mall would experience a loss of revenue and likely an event of default under the mortgage, thereby causing the value of the Mall to be materially and adversely affected. In such circumstances, there would be an impairment of the value of the property and a loss would be recognized. There can be no assurance that Dillard's will extend or renew its operating covenant on terms acceptable to Southwest Shopping Centers.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL

         Southwest Shopping Centers receives cash primarily from rental income and tenant reimbursements, which are also its primary sources of liquidity. Southwest Shopping Centers uses cash to pay operating expenses, management fees, general and administrative expenses, principal, interest and escrow deposits on the Mall's mortgage loan and for capital improvements. With respect to capital improvements, Southwest Shopping Centers has recently completed the repair of the Mall's roof at a cost of approximately $0.6 million. Southwest Shopping Centers' rental income and tenant reimbursements were sufficient for the years ended December 31, 2002 and 2001 to pay for Southwest Shopping Centers' expenses, debt service, capital improvements and distributions to its member.

         Cash decreased by $0.4 million when comparing the balance at December 31, 2002 to the balance at December 31, 2001.

         Southwest Shopping Centers' net cash from operating activities of $3.5 million was more than offset by net cash used for investing activities of $0.4 million and net cash used for financing activities of $3.5 million. Cash used for financing activities consisted of $0.3 million of principal payments on the mortgage loan and $3.2 million of distributions to First Union. Distributions are made at the discretion of First Union. Cash used for investing activities consisted of $0.4 million of improvements to the property.

         A summary of Southwest Shopping Centers' borrowings at December 31, 2002 and repayment timing is as follows (in millions):

                                                                  Payments Due by Period
                                        ----------------------------------------------------------------------------
Contractual Obligations                 Total     Less than 1 Year        1-3 Years     4-5 Years      After 5 Years
--------------------------------------------------------------------------------------------------------------------
Mortgage loan payable                   $41.8         $0.3                   $0.7         $0.9            $39.9
                                        =====         ====                   ====         ====            =====

RESULTS OF OPERATIONS - 2002 VERSUS 2001

         Net income for the year ended December 31, 2002 was $1.6 million as compared to net income of $0.3 million for the year ended December 31, 2001. Base rent increased by $0.3 million when comparing December 31, 2002 to December 31, 2001 due to an increase in rental rates. Administrative expenses decreased by $0.5 million. Included in administrative expenses are $0.2 million and $0.7 million in 2002 and 2001, respectively, of costs incurred in connection with the matters described above in the Park Plaza Mall section.

RESULTS OF OPERATIONS - 2001 VERSUS 2000

         Net income for the year ended December 31, 2001 was $0.3 million as compared to net income of $2.7 million for the year ended December 31, 2000. The decrease of $2.4 million was a result of a decrease in revenue of $0.2 million and an increase in expenses of $2.2 million. The increase in expenses was primarily due to increases in mortgage interest of $1.1 million and administrative expenses of $0.9 million as a result of costs incurred in connection with the matters described above in the Park Plaza Mall section. Mortgage interest expense increased as a result of the mortgage loan that was obtained on the Mall in April 2000. Rental rates and occupancy remained relatively constant when comparing 2001 versus 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement had no impact on Southwest Shopping Centers' consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. The adoption of this statement had no impact on Southwest Shopping Centers' consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. Southwest Shopping Centers intends to adopt FASB No. 145 as of January 1, 2003.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Southwest Shopping Centers does not expect that this statement will have a material effect on its consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for Southwest Shopping Centers' December 31, 2002 consolidated financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on Southwest Shopping Centers' consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         Southwest Shopping Centers does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. Southwest Shopping Centers' mortgage loan is payable at a fixed rate of interest.

ITEM 8. FINANCIAL STATEMENTS.

SOUTHWEST SHOPPING CENTERS CO. II, L.L.C. AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, (In thousands)

                                                             2002        2001
                                                           --------    --------
ASSETS

Real estate, at cost:
   Land                                                    $  5,816    $  5,816
   Building and improvements                                 59,109      58,745
   Accumulated depreciation and amortization                 (8,273)     (6,689)
                                                           --------    --------
                                                             56,652      57,872

   Cash                                                         426         782
   Restricted cash                                              719         882
   Debt issue costs, net of accumulated amortization of
     $90 and $56                                                248         282
   Accounts receivable and other, net of allowance for
     doubtful accounts of $132 and $134                         343         203
                                                           --------    --------
          Total assets                                     $ 58,388    $ 60,021
                                                           ========    ========

LIABILITIES AND MEMBER'S EQUITY

   Accounts payable, accrued expenses and
     deferred income                                       $  1,834    $  1,522
   Mortgage loan payable                                     41,781      42,078
                                                           --------    --------
          Total liabilities                                  43,615      43,600
                                                           --------    --------

   Contingency

   Member's equity                                           14,773      16,421
                                                           --------    --------
          Total liabilities and member's equity            $ 58,388    $ 60,021
                                                           ========    ========

         The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWEST SHOPPING CENTERS CO II, L.L.C. AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, (In thousands)

                                                   2002        2001        2000
                                                 -------     -------     -------
Revenues
  Base rent                                      $ 6,809     $ 6,462     $ 6,529
  Percentage rent                                    215         131         249
  Tenant recoveries                                3,109       2,899       2,837
  Utility reimbursements                           1,138       1,126       1,130
  Other income                                       828         767         763
  Interest income                                      -          42          91
                                                 -------     -------     -------
                       Total revenues             12,099      11,427      11,599
                                                 -------     -------     -------
Expenses
  Operating expenses                               2,700       2,663       2,505
  Administrative                                   1,220       1,706         883
  Real estate taxes                                  821         817         765
  Insurance                                           96          68          24
  Mortgage interest                                3,695       3,720       2,600
  Depreciation and amortization                    1,628       1,610       1,582
  Management fees                                    340         364         354
  Bad debt                                            43         167         224
                                                 -------     -------     -------

                       Total expenses             10,543      11,115       8,937
                                                 -------     -------     -------

                       Net income                $ 1,556     $   312     $ 2,662
                                                 =======     =======     =======

         The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWEST SHOPPING CENTERS CO. II, L.L.C. AND SUBSIDIARIES

Consolidated Statements of Member's Equity
For the years ended December 31,
(In thousands)

Member's equity at December 31, 1999                                            $      61,708

Distributions to member       - cash                                                  (43,756)
                              - transfer of net assets and liabilities                 (1,020)

Net income                                                                              2,662
                                                                                -------------

Member's equity at December 31, 2000                                                   19,594

Distributions to member                                                                (3,485)

Net income                                                                                312
                                                                                -------------

Member's equity at December 31, 2001                                                   16,421

Distributions to member                                                                (3,204)

Net income                                                                              1,556
                                                                                -------------
Member's equity at December 31, 2002                                            $      14,773
                                                                                =============

         The accompanying notes are an integral part of these consolidated financial statements.

SOUTHWEST SHOPPING CENTERS CO. II, L.L.C. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, (In thousands)

                                                                        2002        2001        2000
                                                                      --------    --------    --------
Cash provided by operating activities:
   Net income                                                         $  1,556    $    312    $  2,662
   Adjustments to reconcile net income
     to net cash provided by operating activities:
      Depreciation and amortization                                      1,628       1,610       1,582
      (Increase) decrease in accounts receivable and other                (140)        347        (282)
      Increase (decrease) in accounts payable, accrued expenses and
          deferred income                                                  312         376         (25)
      Decrease (increase) in funding of restricted cash escrows            163        (109)       (774)
                                                                      --------    --------    --------
          Net cash provided by operating activities                      3,519       2,536       3,163
                                                                      --------    --------    --------

Cash used for investing activities:
      Investments in building and improvements                            (374)       (101)        (54)
                                                                      --------    --------    --------

Cash used for financing activities:

      Proceeds from mortgage loan                                            -           -      42,500
      Repayment of mortgage loan - principal payments                     (297)       (271)       (151)
      Debt issue costs paid                                                  -           -        (338)
      Distributions to member                                           (3,204)     (3,485)    (43,756)
                                                                      --------    --------    --------
          Net cash used for financing activities                        (3,501)     (3,756)     (1,745)
                                                                      --------    --------    --------
     (Decrease) increase in cash and cash equivalents                     (356)     (1,321)      1,364
Cash and cash equivalents at beginning of year                             782       2,103         739
                                                                      --------    --------    --------
Cash and cash equivalents at end of year                              $    426    $    782    $  2,103
                                                                      ========    ========    ========

Supplemental Disclosure of Cash Flow Information
     Interest paid                                                    $  3,695    $  3,720    $  2,600
                                                                      ========    ========    ========

Supplemental Disclosure on Non-Cash Financing Activities

     Distribution of net assets and liabilities to member             $      -    $      -    $ (1,020)
                                                                      ========    ========    ========

        The accompanying notes are an integral part of these consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       OWNERSHIP AND DESCRIPTION OF BUSINESS

         Southwest Shopping Centers Co. II, L.L.C. ("Southwest Shopping Centers"), which is wholly owned by First Union Real Estate Equity and Mortgage Investments ("First Union"), was formed on September 27, 1996 and will continue until the earlier of December 31, 2050 or until it is dissolved in accordance with its limited liability company Agreement or by law. In September 1996, Southwest Shopping Centers acquired a joint venture interest in seven shopping malls. In September 1997, Southwest Shopping Centers purchased the interests of its joint venture partners in the seven shopping malls. In December 1999, Southwest sold six of the seven malls. Effective January 1, 2000, Southwest Shopping Centers had no other assets, liabilities or operations other than its ownership of Park Plaza Mall (the "Mall"), a 548,000 square foot shopping mall located in Little Rock, Arkansas.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Real Estate

         Real estate is carried at cost, adjusted for depreciation and impairment of value. Southwest Shopping Centers records impairment losses for long-lived assets used in operations when indicators of impairment are present and the estimated future undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

         Consolidation

         The consolidated financial statements include all of the accounts of Southwest Shopping Centers and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

         Depreciation and Amortization

         Depreciation and amortization for financial reporting purposes are computed using the straight-line method. Building and improvements are depreciated or amortized over lives extending to 40 years. Tenant related expenditures and lease commissions are amortized over the length of the lease. Debt issue costs are amortized over the term of the loan.

         Financial Instruments

         Financial instruments held by Southwest Shopping Centers include cash, accounts receivable, accounts payable and long-term debt. The fair value of cash, accounts receivable and accounts payable approximates their current carrying amounts due to their short-term nature. The fair value of Southwest Shopping Centers' mortgage loan payable approximates its carrying amount based upon current market conditions and interest rates. Southwest Shopping Centers does not hold or issue financial instruments or derivative financial instruments for trading purposes.

         Revenue Recognition

         Southwest Shopping Centers accounts for its leases as operating leases. Revenue from base rents is recognized on a straight-line basis over the non-cancellable minimum lease terms, subject to management's review of collectibility. Tenant leases generally provide for billings of certain operating costs and certain retail tenant leases provide for percentage rentals, in addition to fixed minimum rentals. Southwest Shopping Centers accrues the recovery of operating costs based on actual costs incurred. For percentage rentals, Southwest Shopping Centers follows the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force Issue No. 98-9 (EITF-98-9), "Accounting for Contingent Rent in Interim Financial Periods." EITF-98-9 requires that contingent rental income, such as percentage rent which is dependent on sales of retail tenants, be recognized in the period that a tenant exceeds its specified sales breakpoint. Consequently, Southwest Shopping Centers accrues the majority of percentage rent income in the fourth quarter of each year in accordance with EITF-98-9. For the years ended December 31, 2002, 2001 and 2000 the recovery of operating costs and percentage rent income was $4.5 million, $4.2 million and $4.2 million, respectively. Deferred revenue is derived primarily from revenue received in advance of its due date. At December 31, 2002 and 2001, deferred revenue was approximately $0.5 million and $0.4 million, respectively.

         Member's Equity

         Member's equity represents undistributed earnings of Southwest Shopping Centers. Subsequent to the sale of real estate in 1999, Southwest Shopping Centers transferred the net assets and liabilities of the sold properties to First Union. The net assets and liabilities that were transferred amount to $1.0 million and were recorded in 2000 as a distribution in the statement of member's equity.

         Segment Reporting

         Southwest Shopping Centers has one reportable segment, ownership of a shopping mall. Southwest Shopping Centers evaluates performance based upon net operating income, which is income before depreciation, amortization, interest and non-operating items.

         Restricted Cash

         At December 31, 2002 and 2001, $0.7 million and $0.9 million, respectively of cash was restricted for real estate taxes, insurance and improvements based on the terms of the mortgage loan payable.

         Income Taxes

         No provision for income taxes is necessary in the consolidated financial statements of Southwest Shopping Centers as the tax effect of its activities accrues to First Union.

         Use of Estimates

         Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Of these estimates, management's estimate of the fair value of real estate is particularly susceptible to change. Actual results could differ from those estimates.

         Trade Accounts Receivable

         The allowance for doubtful accounts is Management's best estimate of the amount of probable credit losses in the Mall's existing accounts receivable. Management reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and a specified amount are reviewed individually for collectibility.

         Recent Accounting Pronouncements

         In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement had no impact on Southwest Shopping Centers' consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. The adoption of this statement had no effect on Southwest Shopping Centers' consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB
         30. Southwest Shopping Centers intends to adopt FASB No. 145 as of January 1, 2003.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Southwest Shopping Centers does not expect that this statement will have a material effect on its consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Southwest Shopping Centers' December 31, 2002 consolidated financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on Southwest Shopping Centers' consolidated financial statements.

3.       PROPOSED MERGER

         On February 13, 2002, First Union entered into a definitive agreement of merger and contribution with, among others, Gotham Partners, L.P., ("Gotham Partners") a shareholder of First Union that is controlled by affiliates of William A. Ackman, then Chairman of the Board of Trustees of First Union, and Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, pursuant to which First Union agreed to merge with and into Gotham Golf. The parties subsequently adopted Amendment No. 1 to the merger agreement on April 24, 2002, Amendment No. 2 to the merger agreement on September 24, 2002 and Amendment No. 3 to the merger agreement on October 24, 2002. If consummated, the proposed transaction would result in First Union's common shareholders receiving as merger consideration for each common share:

         -        $1.98 in cash;

         - a choice of (a) an additional $0.35 in cash or (b) approximately 1/174th (0.0057461) of a Note with a face value of $100 (which is an effective price of $60.91 per face value of $100), indirectly secured by First Union's principal real estate assets; and

         - three-fiftieths (0.06) of a non-transferable uncertificated subscription right, with each whole right exercisable to purchase one Gotham Golf common share at $20.00 per share and, subject to availability and proration, additional Gotham Golf common shares at $20.00 per share, for up to an aggregate of approximately $41 million of Gotham Golf common shares.

         Each Note to be issued by Southwest Shopping Centers would have a face amount of $100, which is equivalent to approximately $0.575 per share, and would bear interest at 11% per annum on its face amount. The Notes would be secured by a pledge of two underlying loans: (1) an approximate $3.5 million first leasehold mortgage on the Circle Tower office building in Indianapolis, Indiana, which is owned by First Union and (2) an approximate $16.5 million mezzanine loan on the Park Plaza Mall in Little Rock, Arkansas. Holders of Notes would receive a pass-through of the economic attributes of the two underlying loans.

         Shareholders who receive their proportionate share of the Notes in the transaction would have the right to require Southwest Shopping Centers to redeem them on the 90th day after the effective time of the merger for $0.35 in cash for every approximately 1/174th of a Note received as merger consideration. Gotham Partners has agreed to purchase from Southwest Shopping Centers any redeemed Notes for the same redemption price paid to the shareholders.

         The proposed transaction is subject to several conditions, including the approval of First Union's shareholders and the obtaining of certain third party consents. The proposed transaction was approved by First Union's common shareholders at a special meeting held on November 27, 2002. There can be no assurance that the proposed transaction approved by First Union's common shareholders will be consummated.

         In November 2002, the plaintiff in the preferred shareholder litigation filed with the New York Supreme Court for New York County an Order to Show Cause why the transaction should not be enjoined. Southwest Shopping Centers is not a named party in the litigation. The court held a hearing on that issue on November 20. On November 21, 2002, the court issued an order denying the defendant's motion to dismiss the complaint and granting motions for preliminary injunction and expedited discovery in connection with the proposed merger. The court also set a hearing for November 26, 2002 to determine whether to grant further relief to plaintiff with respect to the proposed transaction. An evidentiary hearing was held on November 26, 27 and December 2, 2002 with respect to this matter. Thereafter, the court issued an order dated December 6, 2002, reaffirming its preliminary injunction barring the proposed merger of First Union with and into Gotham Golf. The court's order extended indefinitely the preliminary injunction previously granted with respect to the proposed merger transaction and directed the parties to the lawsuit to attend a preliminary conference on December 16, 2002 for the purpose of scheduling discovery. First Union filed a notice of appeal and began pursuit of its appeal of the court's order barring the transaction in the Appellate Division of the New York Supreme Court. The issue of the lifting of the injunction was briefed by the parties to the litigation and oral argument on the appeal was heard by the Appellate Division of the New York Supreme Court on March 11, 2003. No assurance can be given that the injunction will be lifted, that all required third party consents will be obtained and the transaction will be consummated. In the event the merger transaction is not consummated, the Notes will not be issued.

4.       MORTGAGE LOAN PAYABLE

         The mortgage loan, obtained in April 2000, is non-recourse, has an anticipated repayment date of May 1, 2010 and is secured by the Mall. The mortgage loan bears interest at a rate of 8.69% until May 1, 2010 and thereafter until its final maturity in May 2030 at a rate of 10.69% if the mortgage loan is then the subject of a secondary market transaction in which rated securities have been issued and 12.69% if it is not. The mortgage loan requires monthly payments based on a 30-year amortization schedule of approximately $0.4 million for principal, interest and escrow deposits. Prepayment of the loan is permitted prior to the anticipated repayment date (after an initial lockout period of three years or two years from securitization), only with yield maintenance or defeasance, and payable after the anticipated repayment date upon thirty days notice without payment of any penalties, as defined in the loan agreement.

         Scheduled annual principal payments are as follows (amounts in thousands):

2003                    $      324
2004                           343
2005                           385
2006                           420
2007                           459
Thereafter                  39,850
                        ----------
                        $   41,781
                        ==========

5.       FUTURE MINIMUM RENTALS

         The future minimum lease payments to be received by the Mall under noncancellable operating leases are as follows (amounts in thousands):

 2003                 $      6,587
 2004                        5,371
 2005                        4,496
 2006                        3,592
 2007                        3,193
 Thereafter                  6,133
                      ------------
                      $     29,372
                      ============

         Dillard's Department Stores, Inc. ("Dillard's"), the anchor department store at the Mall owns its facilities and has an agreement with Southwest Shopping Centers that contains an operating covenant requiring it to operate these facilities continuously as retail department stores until July 2003. There is no rental revenue from the anchor department store included in the above table. However, if Dillard's does not renew its operating agreement (see note 6) in July 2003, many tenants at the Mall can terminate their lease without incurring a substantive penalty or pay less rent.

         One tenant represented approximately 12%, 12% and 10% of the total revenue of the Mall for the years ended December 31, 2002, 2001and 2000 respectively. The tenant's leases expire in April 2005.

6.       CONTINGENCY - PARK PLAZA MALL

         Two Dillard's department stores are the anchor stores at the Mall. Dillard's owns its facilities in the Mall and has a Construction, Operation and Reciprocal Easement Agreement with Southwest Shopping Centers that contains an operating covenant requiring Dillard's to operate these facilities continuously as retail department stores until July 2003. Dillard's does not lease space from or pay base rent to Southwest Shopping Centers; it does pay Southwest Shopping Centers its share of common area maintenance costs. Dillard's and its partner, Simon Property Group, own a parcel of land on nearly 100 acres in the western part of Little Rock, Arkansas and have announced, at various times over the last several years, their intention to build in this new location. During the first quarter of 2001, the Little Rock board of directors approved a change in zoning that would allow the construction of an approximately 1.3 million square foot regional enclosed mall on this site. The zoning on this site reverted to its prior status as a residential use property pursuant to a court order in 2002; however, the proponents of the regional enclosed mall have filed a notice of appeal of this ruling in the Supreme Court of Arkansas, with no decision expected before June 2003. In the event that a large-scale retail facility is built on this site, Dillard's may decline to extend or renew its operating covenant and cease operating its stores at the Mall. In the event Dillard's closes one or both of its stores at the Mall, it is unlikely that it would sell or lease its two stores to comparable anchor tenants. Accordingly, the value of the Mall would be materially and adversely affected due to the decline in traffic and sales volume at the Mall, and the rights of many of the tenants to terminate their leases or to pay less rent which may be triggered by the closure of one or both of the anchor stores. The Mall property is financed by a mortgage loan. The loss of an anchor tenant or a significant number of other mall tenants could result in an event of default under this mortgage.

         Regardless of whether the proposed new mall is built at the site in question, under the terms of the operating covenant, Dillard's has no obligation to maintain its operations at Mall beyond July 2003. Dillard's is actively pursuing a number of alternative locations for an additional store in this market. Dillard's has been approached to extend the operating covenant at the Mall; however, to date, it has declined to do so. If Dillard's does not maintain its presence as an anchor store at the Mall, the Mall would experience a loss of revenue and likely an event of default under the mortgage, thereby causing the value of the Mall to be materially and adversely affected. In such circumstances, there would be an impairment of the value of the property and a loss could be recognized. There can be no assurance that Dillard's will extend or renew its operating covenant on terms acceptable to Southwest Shopping Centers.

7.       RELATED PARTY TRANSACTIONS

         Beginning January 1, 2000, First Union outsourced all management and leasing activities to third party providers. Southwest Shopping Centers was allocated $12,000 per month by First Union beginning January 1, 2000, as reimbursement for asset management services.

         During the years ended December 31, 2002, 2001 and 2000 Southwest Shopping Centers transferred $3.2 million, $3.5 million and $44.8 million, respectively, to First Union, which is presented as a distribution to member and a reduction of member's equity in the consolidated financial statements.

8.       INCOME TAXES

         The difference between the book basis and the tax basis of the net assets of Southwest Shopping Centers, not directly subject to income taxes, is as follows:

                                                              December 31,
                                                   ----------------------------------
                                                         2002                2001
                                                   ---------------      -------------
Book basis of net assets                           $        14,773      $      16,421
Excess of book over tax basis,
principally related to depreciation
and amortization of real estate                             (1,238)            (1,244)
                                                   ---------------      -------------
Tax basis of net assets                            $        13,535      $      15,177
                                                   ===============      =============

                          Independent Auditors' Report

The Member
Southwest Shopping Centers Co. II, L.L.C.:

We have audited the accompanying consolidated balance sheets of Southwest Shopping Centers Co. II, L.L.C. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, member's equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Shopping Centers Co., II, L.L.C. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                                                    /s/ KPMG LLP

New York, New York
April 8, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURE.

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF SOUTHWEST SHOPPING CENTERS

                  As a limited liability company, Southwest Shopping Centers has no Board of Directors. Further, Southwest Shopping Centers has no executive officers. Neil H. Koenig serves as Manager, acting at the sole direction of the sole member, First Union.

ITEM 11.          EXECUTIVE COMPENSATION

                  None.

ITEM 12.          SECURITY OWNERSHIP

                  First Union is the sole member of Southwest Shopping Centers.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Beginning January 1, 2000, First Union outsourced all management and leasing activities to third party providers. Southwest Shopping Centers was allocated $12,000 per month by First Union beginning January 1, 2000, as reimbursement for asset management services.

                  During the years ended December 31, 2002, 2001 and 2000 Southwest Shopping Centers transferred $3.2 million, $3.5 million and $44.8 million, respectively, to First Union, which is presented as a distribution to member and a reduction of member's equity in the consolidated financial statements.

                                     PART IV

ITEM 14.          CONTROLS AND PROCEDURES

         Southwest Shopping Centers' principal executive and financial officer has, within 90 days of the filing date of this annual report, evaluated the effectiveness of Southwest Shopping Centers' disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and has determined that such disclosure controls and procedures are adequate to ensure that information required to be disclosed by the registrant in the reports filed or submitted under the Exchange Act is recorded, processed and summarized and reported within the time periods specified by the Securities and Exchange Commission. There have been no significant changes in Southwest Shopping Centers' internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

         (1) FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets - December 31, 2002 and 2001 on page 20 of Item 8.

                  Consolidated Statements of Operations - For the Years Ended December 31, 2002, 2001 and 2000 on page 21 of Item 8.

                  Consolidated Statements of Member's Equity - For the Years Ended December 31, 2002, 2001 and 2000 on page 22 of Item 8.

                  Consolidated Statements of Cash Flows - For the Years Ended December 31, 2002, 2001 and 2000 on page 23 of Item 8.

                  Notes to Consolidated Financial Statements on pages 24 through 31 of Item 8.

                  Independent Auditors' Report on page 32 of Item 8.

         (2) FINANCIAL STATEMENT SCHEDULES:

                  Independent Auditors' Report on Financial Statement Schedule.

                  Schedule III - Real Estate and Accumulated Depreciation.

                  All Schedules, other than III, are omitted, as the information is not required or is otherwise furnished.

(B)  EXHIBITS.

 Exhibit                                                                                   Incorporated Herein by
  Number                               Description                                               Reference to
 -------                               -----------                                         ----------------------
2(a)            Agreement and Plan of Merger and Contribution by and among          The Form 8-K dated February 14, 2002,
                First Union Real Estate Equity and Mortgage Investments,            previously filed by First Union.
                that certain Ohio Trust, declared as of October 1, 1996, by
                Adolph Posnick, Trustee, First Union Management, Inc., GGC
                Merger Sub, Inc., Gotham Partners, L.P., Gotham Golf
                Partners, L.P., Florida Golf Associates, L.P., Florida Golf
                Properties, Inc., and Gotham Golf Corp.

2(a)(1)         Amendment No. 1 dated as of April 30, 2002 to the Agreement         Appendix B to Amendment No. 4 to Form
                and Plan of Merger and Contribution by and among First Union        S-4, Registration Statement No.
                Real Estate Equity and Mortgage Investments, that certain           333-88144, of Gotham Golf Corp. and
                Ohio Trust, declared as of October 1, 1996, by Adolph               Southwest Shopping Centers Co. II, L.L.C.
                Posnick, Trustee, First Union Management, Inc., GGC Merger
                Sub, Inc., Gotham Partners, L.P., Gotham Golf Partners,
                L.P., Florida Golf Associates, L.P., Florida Golf
                Properties, Inc., and Gotham Golf Corp.

2(a)(2)         Amendment and Restatement dated as of October 30, 2002 of           Appendix C to Amendment No. 4 to Form
                Amendment No. 2 dated as of September 27, 2002 to the               S-4, Registration Statement No.
                Agreement and Plan of Merger and Contribution by and among          333-88144, of Gotham Golf Corp. and
                First Union Real Estate Equity and Mortgage Investments,            Southwest Shopping Centers Co. II, L.L.C.
                that certain Ohio Trust, declared as of October 1, 1996, by
                Adolph Posnick, Trustee, First Union Management, Inc., GGC
                Merger Sub, Inc., Gotham Partners, L.P., Gotham Golf
                Partners, L.P., Florida Golf Associates, L.P., Florida Golf
                Properties, Inc., and Gotham Golf Corp.

2(a)(3)         Amendment No. 3 dated as of October 24, 2002 to the                 Appendix D to Amendment No. 4 to Form
                Agreement and Plan of Merger and Contribution by and among          S-4, Registration Statement No.
                First Union Real Estate Equity and Mortgage Investments,            333-88144, of Gotham Golf Corp. and
                that certain Ohio Trust, declared as of October 1, 1996, by         Southwest Shopping Centers Co. II, L.L.C.
                Adolph Posnick, Trustee, First Union Management, Inc., GGC
                Merger Sub, Inc., Gotham Partners, L.P., Gotham Golf
                Partners, L.P., Florida Golf Associates, L.P., Florida Golf
                Properties, Inc., and Gotham Golf Corp.

 3.1            Articles of Organization of Southwest Shopping Centers Co.,         Exhibit 3.1 to Amendment No. 4 to Form
                II, L.L.C.                                                          S-4, Registration Statement No.
                                                                                    333-88144, of Gotham Golf Corp. and
                                                                                    Southwest Shopping Centers Co. II, L.L.C.

 3.2            Second Amended and Restated Limited Liability Company               Exhibit 3.2 to Amendment No. 4 to Form
                Agreement of Southwest Shopping Centers Co., II, L.L.C.,            S-4, Registration Statement No.
                dated as of May 7, 2002                                             333-88144, of Gotham Golf Corp. and
                                                                                    Southwest Shopping Centers Co. II, L.L.C.

10.1            Asset Management Agreement executed March 27, 2000 with             Exhibit 10(v) to First Union's Quarterly
                Radiant Partners, L.L.C. by First Union                             Report on Form 10-Q for the quarter ended
                                                                                    March 31, 2000 (File No. 1-6249)

10.2            Promissory Note dated April 20, 2000 between Park Plaza             Exhibit 99.5 to First Union's Current
                Mall, L.L.C. and First Union National Bank                          Report on Form 8-K dated May 11, 2000
                                                                                    (File No. 1-6249)

10.3            Mortgage and Security Agreement dated April 20, 2000 between        Exhibit 99.6 to First Union's Current
                Park Plaza Mall, L.L.C. and First Union National Bank               Report on Form 8-K dated May 11, 2000
                                                                                    (File No. 1-6249)

10.4            Cash Management Agreement dated April 20, 2000 among Park           Exhibit 99.7 to First Union's Current
                Plaza Mall, L.L.C., as borrower, Landau & Heymann of                Report on Form 8-K dated May 11, 2000
                Arkansas, Inc., as manager and First Union National Bank as         (File No. 1-6249)]
                holder.

10.5            Amendment to Asset Management Agreement executed May 31,            Exhibit 99.2 to First Union's Current
                2000 with Radiant Partners L.L.C. by First Union                    Report on Form 8-K dated June 6, 2000
                                                                                    (File No. 1-6249)

10.6            Amendment to Asset Management Agreement executed by Radiant         Exhibit 10(x) to First Union's Quarterly
                Partners L.L.C. and First Union                                     Report on Form 10-Q for the quarter ended
                                                                                    September 30, 2000 (File No. 1-6249)

10.7            Second Amendment to Asset Management Agreement executed by          Exhibit 10(y) to First Union's Quarterly
                Radiant Partners L.L.C. and First Union                             Report on Form 10-Q for the quarter ended
                                                                                    September 30, 2000 (File No. 1-6249)

10.8            Third Amendment to Asset Management Agreement executed by           Exhibit 10(z) to First Union's Quarterly
                Radiant Partners L.L.C. and First Union                             Report on Form 10-Q for the quarter ended
                                                                                    September 30, 2000 (File No. 1-6249)

10.9            Fourth Amendment to Asset Management Agreement executed by          Exhibit 10(aa) to First Union's Quarterly
                Radiant Partners L.L.C. and First Union                             Report on Form 10-Q for the quarter ended
                                                                                    September 30, 2000 (File No. 1-6249)

10.10           Fifth Amendment to Asset Management Agreement executed by           Exhibit 10(bb) to First Union's Quarterly
                Radiant Partners L.L.C. and First Union                             Report on Form 10-Q for the quarter ended
                                                                                    September 30, 2000 (File No. 1-6249)

10.11           Modification to Asset Management Agreement executed by              Exhibit 10(kk) to First Union's Annual
                Radiant Partners L.L.C. and First Union                             Report on Form 10-K for the year ended
                                                                                    December 31, 2000 (File No. 1-6249)

10.12            Construction, Operation and Reciprocal Easement Agreement           Exhibit 10.3 to Amendment No. 4 to Form
                 dated as of December 15, 1986 by and among Construction             S-4, Registration Statement No.
                 Developers, Incorporated, Dillard Department Stores, Inc.           333-88144, of Gotham Golf Corp. and
                 and Herring-Marathon Master Partnership B                           Southwest Shopping Centers Co. II, L.L.C.

10.13            Real Estate Management Agreement, effective as of October 1,        Exhibit 10.4 to Amendment No. 4 to Form
                 2002, by and between Park Plaza Mall, LLC and General Growth        S-4, Registration Statement No.
                 Management, Inc.                                                    333-88144, of Gotham Golf Corp. and
                                                                                     Southwest Shopping Centers Co. II, L.L.C.

21               Subsidiaries of Registrant                                          *

99               Certification Pursuant to Section 906 of the Sarbanes-Oxley         *
                 Act of 2002

*        Filed herewith

(C)      REPORTS ON FORM 8-K - FILED ON OR BEFORE DECEMBER 31, 2002.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Southwest Shopping Centers has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SOUTHWEST SHOPPING CENTERS CO. II, L.L.C.

                                By:  /s/ Neil H. Koenig
                                     -------------------------------------------
                                     Neil H. Koenig
                                     Principal Executive Officer,
                                     Interim Chief Financial Officer and Manager

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Southwest Shopping Centers and in the capacities and on the dates indicated.

   SIGNATURE                             TITLE                                           DATE
   ---------                             -----                                           ----
/s/ Neil H. Koenig             Principal Executive Officer,                          April 15, 2003
------------------             Interim Chief Financial Officer and Manager
Neil H. Koenig

                    SOUTHWEST SHOPPING CENTERS CO. II, L.L.C.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

                                 CERTIFICATIONS

                  I, Neil H. Koenig, in the capacities indicated below, certify that:

         1. I have reviewed this annual report on Form 10-K of Southwest Shopping Centers Co., II, L.L.C.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me, particularly during the periods in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures on my evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                    SOUTHWEST SHOPPING CENTERS CO. II, L.L.C.
                           FORM 10-K DECEMBER 31, 2002

         6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  Date: April 15, 2003           /s/ Neil H. Koenig
                                                 ----------------------------
                                                 Neil H. Koenig
                                                 Principal Executive Officer,
                                                 Interim Chief Financial Officer
                                                 and Manager

                          Independent Auditors' Report

The Member
Southwest Shopping Centers Co. II, L.L.C.:

Under date of April 8, 2003, we reported on the consolidated balance sheets of Southwest Shopping Centers Co., II, L.L.C. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, member's equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which is included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed under Item 15(a)(2) on page 34. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                    /s/ KPMG LLP

New York, New York
April 8, 2003

                                                                    Schedule III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             As Of December 31, 2002
                                 (In thousands)

                                                                                             Cost capitalized
                                                                                               subsequent to
                                                         Initial cost to Registrant             acquisition
                                                    -------------------------------------    ----------------
                                                                      Building and             Building and
     Description                 Encumbrances         Land            Improvements             Improvements
     -----------                 ------------       ---------         ------------           ----------------
Shopping Mall:
  Park Plaza, Little Rock, AR     $  41,781          $  5,816          $  58,037                 $  1,072
                                  =========          ========          =========                 ========

                                             As of December 31, 2002
                               ----------------------------------------------------
                                                                                           year
                                           Building and                 Accumulated    construction         Date
Description                     Land       Improvements      Total     depreciation     completed         Acquired      Life
-----------                    -------     ------------    ---------   ------------     ------------      ---------     -----
Shopping Mall:
Park Plaza, Little Rock, AR    $ 5,816      $  59,109      $  64,925     $  8,273           1998            9/1/1997      40
                               =======      =========      =========     ========

Aggregate cost for federal tax purposes is approximately $64,925.

                                                                    Schedule III
                                                                    ------------
                                                                     - Continued

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2002, 2001, and 2000.

                                                                                         (In thousands)
                                                                                     Years Ended December 31,
                                                                          2002                 2001                   2000
                                                                   -------------------  ---------------------   ---------------
Asset reconciliation:
    Balance, beginning of period                                       $   64,561            $    64,460           $   64,406

Additions during the period:
    Improvements                                                              374                    101                   54

Other - write off of assets and certain
    fully depreciated tenant alterations                                      (10)                     -                    -
                                                                       ----------            -----------           ----------
Balance, end of period:                                                $   64,925             $   64,561           $   64,460
                                                                       ==========            ===========           ==========

Accumulated depreciation
    Reconciliation:
       Balance, beginning of period                                    $    6,689             $    5,112           $    3,553
       Additions during the period:
           Depreciation                                                     1,594                  1,577                1,559

Write-off of assets and certain fully
    depreciated tenants alterations                                           (10)                     -                    -
                                                                       ----------            -----------           ----------
Balance, end of period                                                 $    8,273             $    6,689           $    5,112
                                                                       ==========            ===========           ==========